Form 10-Q
period 2022-03-31
SPAC II Acquisition Corp.
filed 2022-06-15
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

A SPAC II ACQUISITION CORP.
(Exact Name of Registrant as Specified in Charter)

British Virgin Islands	001-41372	n/a
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

289 Beach Road

#03-01

Singapore 199552

(Address of Principal Executive Offices) (Zip Code)

(65) 6818 5796

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, with no par value, one-half of one redeemable warrant and one right to receive one-tenth of one Class A ordinary share	ASCBU	The Nasdaq Global Market
Class A ordinary shares included as part of the units	ASCB	The Nasdaq Global Market
Redeemable warrants included as part of the units	ASCBW	The Nasdaq Global Market
Rights included as part of the units	ASCBR	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 15, 2022, 20,300,000 Class A Ordinary Shares and 5,000,000 Class B Ordinary Shares, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

A SPAC II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31,
	(Unaudited)	2021
ASSETS
CURRENT ASSETS
Prepaid expenses	$—	$38,183

Total current assets	—	38,183

OTHER ASSETS
Deferred offering costs	250,729	101,932

Total other assets	250,729	101,932

TOTAL ASSETS	$250,729	$140,115

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued offering costs	$3,560	$—
Note payable - related party	224,949	117,875

Total current liabilities	228,509	117,875

Total liabilities	228,509	117,875

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDER’S EQUITY
Preference shares, with no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares; with no par value; 500,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares; with no par value; 50,000,000 shares authorized; 5,318,750 issued and outstanding (1)(2)	25,000	25,000
Accumulated deficit	(2,780)	(2,760)

Total shareholder’s equity	22,220	22,240

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$250,729	$140,115

(1)	This number includes an aggregate of up 318,750 shares of Class B ordinary share subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on May 5, 2022, 318,750 shares of Class B ordinary share were forfeited for no consideration on May 6, 2022.

(2)	Shares have been retroactively restated to reflect the cancellation of 431,250 shares without consideration on March 24, 2022 (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the
Three Months Ended March 31, 2022
EXPENSES
General and administrative	$20

Total expenses	20

NET LOSS	$(20)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED (1)	5,033,542

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)

(1)	This number excludes an aggregate of up 318,750 shares of Class B ordinary share subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on May 5, 2022, 318,750 shares of Class B ordinary share were forfeited for no consideration on May 6, 2022.

(2)	Shares have been retroactively restated to reflect the cancellation of 431,250 shares without consideration on March 24, 2022 (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31,2022

	Ordinary Shares					Total
	Class A		Class B		Accumulated	shareholder’s
	Shares	Amount	Shares	Amount	deficit	equity
Balance, As of January 1, 2022	—	$—	5,318,750	$25,000	$(2,760)	$22,240
Net loss	—	—	—	—	(20)	(20)
Balance, As of March 31, 2022	—	$—	5,318,750	$25,000	$(2,780)	$22,220

(1)	This number includes an aggregate of up 318,750 shares of Class B ordinary share subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). As a result of the underwriter’s partial exercise of the over-allotment option on May 5, 2022, 318,750 shares of Class B ordinary share were forfeited for no consideration on May 6, 2022.

(2)	Shares have been retroactively restated to reflect the cancellation of 431,250 shares without consideration on March 24, 2022 (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the
Three Months Ended
March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	$20
Net cash flows used in operating activities	—

NET CHANGE IN CASH	—

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$—

Supplemental disclosure of noncash activities:
Payment of deferred offering costs by note payable – related party	$99,297
Deferred offering costs included in accrued expenses	$3,560

The accompanying notes are an integral part of these unaudited condensed financial statements

A SPAC II Acquisition Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Description of Organization, Business Operations and Going Concern

A SPAC II Acquisition Corp. (the “Company”) was incorporated in the British Virgin Islands on June 28, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on the high-growth industries that apply cutting edge technologies, such as Proptech and Fintech, with a preference for companies that promote ESG principles.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from June 28, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO became effective on May 2, 2022. On May 5, 2022, the Company consummated the IPO of 20,000,000 units (the “Units”), which includes the partial exercise of the over-allotment option of 1,500,000 Units granted to the underwriters. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC II (Holdings) Acquisition Corp., the Company’s sponsor, of 8,966,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,966,000.

The Company also issued 300,000 shares of Class A ordinary shares (the “Representative Shares”) to Maxim Group LLC, (“Maxim”), the representative of the underwriters, as part of representative compensation, the fair value of which is $2,202,589. The Representative Shares are identical to the public shares except that Maxim has agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). In addition, the representative agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination within 15 months of the closing of the IPO (or 21 months, if the Company extends the time to complete a Business Combination).

Upon the closing of the IPO on May 5, 2022, $203,500,000 ($10.175 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer& Trust as a trustee and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company will provide the holders of the outstanding Class A ordinary shares sold with the Units (the “Public Shares”) sold in the IPO (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.175 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable).

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A Ordinary Shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants and Public Rights), the initial carrying value of Class A Ordinary Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Class A Ordinary Shares is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions in connection with our initial business combination cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

The Company’s sponsor, officers and directors (the “Initial Shareholder”) has agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 15 months from the closing of the IPO (the “Combination Period”) (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholder have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2022, the Company had no cash and a working capital deficit of $228,509.

The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $224,949 (see Note 5). Subsequent to the closing of the IPO, the Company’s liquidity has been satisfied through the net proceeds of $1,811,033 from the consummation of the IPO and the private placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, Initial Shareholders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will use these funds to pay existing accounts payable, identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Business Combination.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on completing the IPO and subsequently identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on May 12, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company” as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of March 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. At March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7, the Company determined that upon further review of the warrant agreement, management concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 318,750 Class A ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 6). At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs were $13,150,218 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

Pursuant to the IPO on May 5, 2022, the Company sold 20,000,000 Units, which includes the partial exercise of the over-allotment option of 1,500,000 granted to the underwriters, at a price of $10.00 per Unit generating gross proceeds of $200,000,000. Each Unit and consists of one Class A Ordinary Share, one-half of one redeemable warrant (“Public Warrant”), and one right to receive one-tenth (1/10) of one Class A ordinary share at the closing of the Company’s Business Combination (“Public Right”).

All of the 20,000,000 Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Note 4 – Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,966,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,966,000. The Private Placement Warrants are identical to the Public Warrants sold in the IPO, except as described in the Company’s Warrant Agreement. The proceeds from the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless.

Note 5 – Related Party Transactions

Founder Shares

On June 28, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B Ordinary Shares, with no par value (“Class B Ordinary Shares”) for an aggregate price of $25,000. On March 24, 2022, the Company canceled 431,250 of such founder shares for no consideration, resulting in 5,318,750 founder shares remaining outstanding (of which an aggregate of up to 693,750 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter).

The Initial Shareholders have agreed to forfeit up to 693,750 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the IPO. As a result of the underwriter’s partial exercise of the over-allotment option on May 5, 2022, 318,750 shares of Class B ordinary share were forfeited for no consideration on May 6, 2022.

The Initial Shareholders will agree, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note - Related Party

On July 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. As of March 31, 2022, the Company had $224,949 of borrowings under the Note outstanding; the amount was subsequently repaid on May 10, 2022.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, there were no Working Capital Loans outstanding.

Note 6 – Commitments & Contingencies

Registration & Shareholder Rights

The holders of the Founder Shares, the Private Placement Warrants, and any warrants that may be issued in payment of Working Capital Loans (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and securities issued in payment of Working Capital Loans can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted Maxim, the representative of the underwriters a 45-day option from the date of the prospectus to purchase up to 2,775,000 additional Units to cover over-allotments, if any, at IPO price less the underwriting discounts and commissions. On May 5, 2022, simultaneously with the closing of the IPO, the underwriter partially exercised its over-allotment option to purchase 1,500,000 Units, generating gross proceeds to the Company of $15,000,000.

The underwriters were paid a cash underwriting discount of $0.169 per unit, or $ 3,380,000 (including the partial exercise of over-allotment option) upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred commission of $0.35 per unit, or $6,475,000 (or $7,446,250 if the underwriters’ over-allotment option is exercised in full), which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Representative’s Class A Ordinary Shares

The Company issued to Maxim and/or its designees, 300,000 Class A ordinary shares including 22,500 shares as a result of partial exercise of the underwriters’ over-allotment option at the closing of the IPO.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

Note 7—Shareholders’ Equity

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares— The Company is authorized to issue 500,000,000 shares of Class A Ordinary Shares with no par value. As of March 31, 2022, there were no shares of Class A Ordinary Shares outstanding.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 shares of Class B Ordinary Shares with no par value. Holders of Class B Ordinary Shares are entitled to one vote for each share. On March 24, 2022, the Company canceled 431,250 of such founder shares for no consideration, resulting in 5,318,750 founder shares remaining outstanding (of which an aggregate of up to 693,750 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). As of March 31, 2022, there were 5,318,750 shares of Class B Ordinary Shares outstanding after the retroactive effect of the share cancellation.

Holders of Class A Ordinary Shares and Class B Ordinary Shares will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Proposed Public Offering and related to the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as-converted basis, 20.0% of the sum of the total number of all Ordinary Shares outstanding upon the completion of the IPO (excluding the Private Placement Warrants purchased by the Sponsor) plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination. Holders of Founder Shares may also elect to convert their Class B Ordinary Shares into an equal number of shares of Class A Ordinary Shares, subject to adjustment as provided above, at any time.

Warrants—As of March 31, 2022, there were no Warrants outstanding. The Company will account for the Warrants as equity instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of this registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per ordinary shares equals or exceeds $16.50

Once the Warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and

●	if, and only if, the last reported sale price (the “closing price”) of our ordinary shares equals or exceeds $16.50 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Warrants as described above unless an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those ordinary shares is available throughout the 30-day redemption period.

No fractional Class A ordinary shares will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder. Please see the section entitled “Description of Securities—Warrants—Public Warrants” for additional information.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of Class A ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share splits, share capitalization, share dividends, reorganizations, recapitalizations and the like. However, the Warrants will not be adjusted for issuances of Class A ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the Warrants may expire worthless.

In addition, if the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $16.50 share redemption trigger price described below under “Description of Securities — Redeemable Warrants” will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except as described in the Company’s Warrant Agreement filed on May 6, 2022.

Rights— Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one share of ordinary shares upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the British Virgin Islands General Corporation Law. As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Note 8 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on this review, except the event described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On April 14, 2022, underwriters’ cash underwriting fee was reduced from $0.175 per unit to $0.169 per unit, or $3,126,500 in the aggregate (or $3,595,475 in the aggregate if the underwriters’ over-allotment option is exercised in full).

On May 5, 2022, the Company consummated the IPO of 20,000,000 units, which includes the partial exercise of the over-allotment option of 1,500,000 Units granted to the underwriters, at an offering price of $10.00 per unit generating gross proceeds of $200,000,000. Each Unit consists of one Ordinary Share, one-half of one redeemable warrant entitling its holder to purchase one Ordinary Share at a price of $11.50 per full share and one right to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. Simultaneously with the closing of the IPO, the Company consummated the private placement with the Company’s sponsor of 8,966,000 warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,966,000.

On May 10, 2022, the Company fully repaid $400,000 outstanding balance under the promissory note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “ASCB,” “our,” “us” or “we” refer to A SPAC II Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in the British Virgin Islands as a business company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering (the “IPO”) and the private placement of the private placement warrants, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare, and consummate, for the IPO. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the quarter ended March 31, 2022, we had a net loss of $20, all of which were derived from general and administrative expenses.

Liquidity and Capital Resources

As previously disclosed on a Current Report on Form 8-K dated May 6, 2022, on May 5, 2022, A SPAC II Acquisition Corp. (the “Company”) consummated the IPO of 20,000,000 units (the “Units”) which includes the partial exercise of the over-allotment option granted to the underwriters. Each Unit consists of one ordinary share (“Ordinary Share”), one-half of one redeemable warrant (“Warrant”) entitling its holder to purchase one Ordinary Share at a price of $11.50 per full share and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

As previously disclosed on a Current Report on Form 8-K dated May 6, 2022, on May 5, 2022, simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC II (Holdings) Corp., the Company’s sponsor, of 8,966,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,966,000. The Private Placement Warrants are identical to the public warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

As of May 5, 2022, a total of $203,500,000 ($10.175 per Unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”). We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

For the quarter ended March 31, 2022, cash used in operating activities was $20.

We believe that, upon consummation of the IPO and the private placement, the $1,811,033 of net proceeds not held in the Trust Account will be sufficient to allow us to operate for at least the next 12 months assuming that an initial business combination is not consummated during that time. Over this time period, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the IPO and over-allotment, or $7,000,000. The deferred fee will be payable in cash to the underwriters solely in the event that we complete a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption will be presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor.

Warrant Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. We determined that upon further review of the warrant agreement, management concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Offering Costs

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs are allocated between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As smaller reporting company we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our IPO was declared effective on May 5, 2022. As previously disclosed on a Current Report on Form 8-K dated May 6, 2022, on May 5, 2022, A SPAC II Acquisition Corp. (the “Company”) consummated the IPO of 20,000,000 units (the “Units”) which includes the partial exercise of the over-allotment option granted to the underwriters. Each Unit consists of one ordinary share (“Ordinary Share”), one-half of one redeemable warrant (“Warrant”) entitling its holder to purchase one Ordinary Share at a price of $11.50 per full share and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

As previously disclosed on a Current Report on Form 8-K dated May 6, 2022, on May 5, 2022, simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC II (Holdings) Corp., the Company’s sponsor, of 8,966,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,966,000. The Private Placement Warrants are identical to the public warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

As of May 5, 2022, a total of $203,500,000 ($10.175 per Unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We paid a total of approximately $3,380,000 million in underwriting fees and commissions (not including the 3.5% deferred underwriting commission payable at the consummation of the initial business combination) and approximately $567,629 million for other costs and expenses related to our formation and the IPO.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	* Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 15, 2022	A SPAC II ACQUISITION CORP.

	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)