Form 10-Q
period 2022-06-30
ASPAC II Acquisition Corp.
filed 2022-08-16
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 16, 2022, 20,300,000 Class A Ordinary Shares and 5,000,000 Class B Ordinary Shares, were issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1

Item 1.	Unaudited Condensed Financial Statements	1

	Unaudited Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from June 28, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2022 and for the period from June 28, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from June 28, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

A SPAC II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$1,181,875	$—
Deferred offering costs	—	101,932
Prepaid expenses	249,212	38,183
Total current assets	1,431,087	140,115

Investments held in Trust Account	203,717,276	—
Total Assets	$205,148,363	$140,115

Liabilities, Shares Subject to Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$50,900	$—
Due to related party	—	—
Promissory note – related party	—	117,875
Total current liabilities	50,900	117,875

Deferred underwriting fee payable	7,000,000	—
Total Liabilities	7,050,900	117,875

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 20,000,000 shares at redemption value of $10.186 per share	203,717,276	—

Shareholders’ Equity (Deficit)
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 300,000 shares issued and outstanding as of June 30, 2022 (excluding 20,000,000 subject to possible redemption) and none issued and outstanding as of December 31, 2021	—	—

Class B ordinary shares, no par value; 50,000,000 shares authorized; 5,000,000 shares and 5,318,750 share issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	—	25,000
Accumulated deficit	(5,619,813)	(2,760)
Total Shareholders’ Equity (Deficit)	(5,619,813)	22,240
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Equity (Deficit)	$205,148,363	$140,115

The accompany notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2022	Six months ended June 30, 2022	For the period June 28, 2021 (inception) through June 30, 2021

General and administrative expenses	$160,759	$160,779	$2,760
Loss from Operations	(160,759)	(160,779)	(2,760)
Other income:
Interest earned on investment held in Trust Account	217,630	217,630	—
Income (loss) before income taxes	56,871	56,851	(2,760)
Income taxes provision	—	—	—
Net income (loss)	$56,871	$56,851	$(2,760)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,444,444	6,222,222	5,318,750
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.76	2.37	$(0.00)
Basic and diluted weighted average shares outstanding, Class B ordinary shares attributable to A SPAC II Acquisition Corp.	5,310,625	5,511,146	—
Basic and diluted net loss per share, Class B ordinary shares attributable to A SPAC II Acquisition Corp.	$(1.76)	(2.67)	$(0.00)

The accompany notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	(Deficit)
Balance – December 31, 2021	—	$—	5,318,750	$—	$25,000	$(2,760)	$22,240

Net loss	—	—	—	—	—	(20)	(20)

Balance – March 31, 2022	—	$—	5,318,750	$—	$25,000	$(2,780)	$22,220

Sale of public units in initial public offering	20,000,000	—	—	—	200,000,000	—	200,000,000

Sale of private placement warrants	—	—	—	—	8,966,000	—	8,966,000

Issuance of Representative shares	300,000	—	—	—	—	—	—

Forfeiture of Founder Shares	—		(318,750)	—	—	—	—

Over-allotment liability	—		—	—	(67,450)	67,450	—

Underwriter commissions	—	—	—	—	(10,380,000)	—	(10,380,000)

Offering costs	—	—	—	—	(567,629)	—	(567,629)

Initial measurement of Class A ordinary shares subject to possible redemption	(20,000,000)	—	—	—	(184,432,550)	—	(184,432,550)

Allocation of offering costs to common stock subject to redemption	—	—	—	—	12,109,128	—	12,109,128

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(25,652,499)	(5,741,355)	(31,393,853)

Net income	—	—	—	—	—	56,871	56,871
Balance – June 30, 2022	300,000	$—	5,000,000	$—	$—	$(5,619,813)	$(5,619,813)

For the period from June 28, 2021(inception) through June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance – June 28, 2021(inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,318,750	—	25,000	—	25,000

Net loss	—	—	—	—	—	(2,760)	(2,760)
Balance – June 30, 2021	—	$—	5,318,750	$—	$25,000	$(2,760)	$22,240

The accompany notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Cash flows from operating activities:	Six Months Ended June 30, 2022	For the period from June 28, 2021 (inception) through June 30, 2021
Net income (loss)	$56,851	$(2,760)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in trust account	(217,276)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(211,029)	—
General and administrative expenses paid by related party	—	2,760
Accounts payable and accrued expenses	50,900	—
Net cash used in operating activities	(320,553)	—

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(203,500,000)	—
Net cash used in investing activities	(203,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	200,000,000	—
Proceeds from sale of private placement warrants	8,966,000
Payment of underwriters’ commissions	(3,380,000)	—
Payment of offering costs	(465,697)
Payment of promissory note - related party	(117,875)	—
Net cash provided by financing activities	205,002,428	—

Net change in cash	1,181,875	—

Cash, beginning of the period	—	—
Cash, end of the period	$1,181,875	$—
Supplemental Disclosure of Cash Flow Information:
Initial measurement of ordinary shares subject to possible redemption	$184,432,550	$—
Remeasurement of carrying value to redemption value	$31,393,853	$—

The accompany notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Description of Organization and Business Operation

A SPAC II Acquisition Corp. (the “Company”) was incorporated in the British Virgin Islands on June 28, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from June 28, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $13,150,218, consisting of $3,380,000 of underwriting fees, $7,000,000 of deferred underwriting fees (payable only upon completion of a Business Combination), $567,629 of other offering costs and $2,202,589 fair value of the 300,000 representative shares considered as part of the transaction costs.

As of June 30, 2022, cash of $1,181,875 were held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

The Company also issued 300,000 shares of Class A ordinary shares (the “Representative Shares”) to Maxim Group LLC, (“Maxim”), the representative of the underwriters, as part of representative compensation, the fair value of which is $2,202,589. The Representative Shares are identical to the public shares except that Maxim has agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination within 15 months of the closing of the IPO (or 21 months, if the Company extends the time to complete a Business Combination).

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

If the Company is unable to complete a Business Combination within 15 months from the closing of the IPO (the “Combination Period”) (or up to 21 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had cash of $1,181,875 and a working capital of $1,380,187.

The Company’s liquidity needs up to June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $400,000 (see Note 5). Subsequent to the closing of the IPO, the Company’s liquidity has been satisfied through the net proceeds of $1,811,033 from the consummation of the IPO and the private placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, Initial Shareholders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the date of the auditor’s report. Currently, the Company has until August 5, 2023 (assume no extension) to consummate the proposed Business Combination, which is 15 months from the date of IPO. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on May 3, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 12, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash Held in Trust Account

As of June 30, 2022, $203,717,276 were held in cash in the Trust Account. The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The estimated fair value of investments held in the Trust Account are determined using available market information.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,181,875 in cash and did not have any cash equivalents as of June 30, 2022.

 Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, shares of common stock subject to possible redemption are presented at redemption value of $10.175 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30,2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

					For the
					Period from
					June 28,
					2021
					(Inception)
	Three Months Ended		Six Months Ended		through June 30,
	June 30, 2022		June 30, 2022		2021
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(21,963,943)	$(9,373,039)	$(16,618,058)	$(14,718,944)	$—	$(2,760)
Accretion of ordinary shares subject to possible redemption to redemption value	31,393,853	—	31,393,853	—	—	—
Allocation of net income (loss)	9,429,911	(9,373,039)	14,775,795	(14,718,944)	—	(2,760)

Denominator:
Basic and diluted weighted average shares outstanding	12,444,444	5,310,625	6,222,222	5,511,146	—	5,318,750
Basic and diluted net loss per ordinary share	$0.76	$(1.76)	$2.37	$(2.67)	$—	$(0.00)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 3 – Initial Public Offering

Pursuant to the IPO on May 5, 2022, the Company sold 20,000,000 Units at a price of $10.00 per Unit. Each Unit and consists of one Class A Ordinary Share, one-half of one redeemable warrant (“Public Warrant”), and one right to receive one-tenth (1/10) of one Class A ordinary share at the closing of the Company’s Business Combination (“Public Right”).

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

As of June 30, 2022, the Class A Ordinary share reflected on the balance sheet are reconciled in the following table.

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants and Public Rights	(15,500,000)
Proceeds allocate to over-allotment liability	(67,450)
Class A ordinary shares issuance cost	(12,109,127)
Plus:
Remeasurement of carrying value to redemption value	31,393,853
Class A Ordinary shares subject to possible redemption	$203,717,276

Note 4 – Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,966,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,966,000. The Private Placement Warrants are identical to the Public Warrants sold in the IPO, except with respect to certain registration rights and transfer restrictions. The proceeds from the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless.

Note 5 – Related Party Transactions

Founder Shares

On June 28, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B Ordinary Shares, with no par value (“Class B Ordinary Shares”) for an aggregate price of $25,000. On March 24, 2022, the Company cancelled 431,250 of such founder shares for no consideration, resulting in 5,318,750 founder shares remaining outstanding (of which an aggregate of up to 693,750 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter).

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

Promissory Note - Related Party

On July 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. The amount was subsequently repaid on May 10, 2022. As of June 30, 2022, there were no borrowings outstanding under the Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, there were no Working Capital Loans outstanding.

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

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

The representative’s ordinary shares are measured at fair value upon the issue date. The Company used both Monte Carlo model and Probability-Weighted Expected Return Method that values the representative shares. Key inputs into the Monte Carlo model were (i) risk-free rate of 2.14%, (ii) volatility of 2.1%, (iii) estimated term of 1.10 years, resulting in the fair value of the 300,000 representative shares was approximately $2,202,589 or $7.34 per share.

Note 7—Shareholders’ Equity

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 500,000,000 shares of Class A Ordinary Shares with no par value. As of June 30, 2022, there were 20,300,000 shares of Class A Ordinary Shares outstanding (including 20,000,000 subject to possible redemption).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 shares of Class B Ordinary Shares with no par value. Holders of Class B Ordinary Shares are entitled to one vote for each share. On March 24, 2022, the Company canceled 431,250 of such founder shares for no consideration, resulting in 5,318,750 founder shares remaining outstanding (of which an aggregate of up to 693,750 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). As a result of the underwriter’s partial exercise of the over-allotment option on May 5, 2022, 318,750 shares of Class B ordinary share were forfeited for no consideration on May 6, 2022. As of June 30, 2022, there were 5,000,000 shares of Class B Ordinary Shares outstanding.

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

Warrants—As of June 30, 2022, there were 8,966,000 Warrants outstanding. The Company will account for the Warrants as equity instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of this registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Rights—Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one share of ordinary shares upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

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

Note 8—Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
	June 30,	Active Markets	Observable Inputs	Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$203,717,276	$203,717,276	—	—

The following table presents information about the Company’s equity instrument that are measured at fair value on a non-recurring basis as of May 5, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,
	2022	Level
Equity instrument:
Representative shares	$2,202,589	3

The Company used several models (i.e., Monte Carlo, PWERM and Finnerty) to value the Representative Shares granted to Maxim. Key inputs into the Monte Carlo model were (i) risk-free rate of 2.14%, (ii) volatility of 2.1%, (iii) estimated term of 1.10 years, resulting in the fair value of the 300,000 representative shares was approximately $2,202,589 or $7.34 per share.

Note 9 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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

Overview

We are a blank check company incorporated in the British Virgin Islands as a business company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have not selected any specific Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of the initial public offering (the “IPO”) and the private placement of the private placement warrants (“Private Placement”), the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare, and consummate, for the IPO. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net income of $56,851, which consisted of general and administrative expenses of $160,779 , offset by income earned on investment held in Trust Account of $217,630. For the period from June 28, 2021 (inception) through June 30, 2021 we had a net loss of $2,760 which consisted of formation costs.

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

As previously disclosed on a Current Report on Form 8-K dated May 6, 2022, on May 5, 2022, simultaneously with the closing of the IPO, the Company consummated the Private Placement with A SPAC II (Holdings) Corp., the Company’s sponsor (“Sponsor”), of 8,966,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,966,000. The Private Placement Warrants are identical to the public warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

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

For the three months ended June 30, 2022, cash used in operating activities was $ 145,217.

We believe that, upon consummation of the IPO and the private placement, the $1,181,875 of net proceeds not held in the Trust Account as of June 30, 2022 will be sufficient to allow us to operate for at least the next 12 months assuming that an initial Business Combination is not consummated during that time. Over this time period, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption will be presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Offering Costs

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. Offering costs are allocated between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our IPO was declared effective on May 2, 2022. As previously disclosed on a Current Report on Form 8-K dated May 6, 2022, on May 5, 2022, the Company consummated the IPO of 20,000,000 Units which includes the partial exercise of the over-allotment option granted to the underwriters. Each Unit consists of one Ordinary Share, one-half of one redeemable Warrant entitling its holder to purchase one Ordinary Share at a price of $11.50 per full share and one Right to receive one-tenth of one Ordinary Share upon the consummation of an initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

As previously disclosed on a Current Report on Form 8-K dated May 6, 2022, on May 5, 2022, simultaneously with the closing of the IPO, the Company consummated the Private Placement with A SPAC II (Holdings) Corp., the Company’s sponsor, of 8,966,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,966,000. The Private Placement Warrants are identical to the public warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

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

We paid a total of approximately $3,380,000 in underwriting fees and commissions (not including the 3.5% deferred underwriting commission payable at the consummation of the initial Business Combination) and approximately $567,629 for other costs and expenses related to our formation and the IPO.

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

Dated: August 16, 2022	A SPAC II ACQUISITION CORP.

	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)