Form 10-Q
period 2022-09-30
ASPAC II Acquisition Corp.
filed 2022-11-14
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 10, 2022, 20,300,000 Class A Ordinary Shares and 5,000,000 Class B Ordinary Shares, were issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1

Item 1.	Unaudited Condensed Financial Statements	1

	Unaudited Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the period from June 28, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022 and for the period from June 28, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three and nine months ended September 30, 2022 and for the period from June 28, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

A SPAC II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$1,115,553	$—
Deferred offering costs	—	101,932
Prepaid expenses	168,848	38,183
Total current assets	1,284,401	140,115

Investments held in Trust Account	204,635,440	—
Total Assets	$205,919,841	$140,115

Liabilities, Shares Subject to Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$22,727	$—
Promissory note – related party	—	117,875
Total current liabilities	22,727	117,875

Deferred underwriting fee payable	7,000,000	—
Total Liabilities	7,022,727	117,875

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 20,000,000 shares at redemption value of $10.232 per share	204,635,440	—

Shareholders’ Equity (Deficit)
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 300,000 shares issued and outstanding as of September 30, 2022 (excluding 20,000,000 shares subject to possible redemption) and none issued and outstanding as of December 31, 2021	—	—

Class B ordinary shares, no par value; 50,000,000 shares authorized; 5,000,000 shares and 5,318,750 share issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	—	25,000
Accumulated deficit	(5,738,326)	(2,760)
Total Shareholders’ Equity (Deficit)	(5,738,326)	22,240
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Equity (Deficit)	$205,919,841	$140,115

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2022	Nine months ended September 30, 2022	For the period June 28, 2021 (inception) through September 30, 2021

General and administrative expenses	$122,172	$282,951	$2,760
Loss from Operations	(122,172)	(282,951)	(2,760)
Other income:
Interest income	921,823	1,139,453	—
Income (loss) before income taxes	799,651	856,502	(2,760)
Income taxes provision	—	—	—
Net income (loss)	$799,651	$856,502	$(2,760)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	10,882,353	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.37	1.04	$(0.00)
Basic and diluted weighted average shares outstanding, Class B ordinary shares attributable to A SPAC II Acquisition Corp.	5,300,000	5,439,729	5,318,750
Basic and diluted net loss per share, Class B ordinary shares attributable to A SPAC II Acquisition Corp.	$(1.25)	(1.93)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2022

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		paid-in	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	deficit	(Deficit)
Balance – December 31, 2021	—	$—	5,318,750	$—	$25,000	$(2,760)	$22,240
Net loss	—	—	—	—	—	(20)	(20)

Balance – March 31, 2022	—	$—	5,318,750	$—	$25,000	$(2,780)	$22,220

Sale of public units in initial public offering	20,000,000	—	—	—	200,000,000	—	200,000,000

Sale of private placement warrants	—	—	—	—	8,966,000	—	8,966,000

Issuance of Representative shares	300,000	—	—	—	—	—	—

Forfeiture of Founder Shares	—		(318,750)	—	—	—	—

Over-allotment liability	—		—	—	(67,450)	67,450	—

Underwriter commissions	—	—	—	—	(10,380,000)	—	(10,380,000)

Offering costs	—	—	—	—	(567,629)	—	(567,629)

Initial measurement of Class A ordinary shares subject to possible redemption	(20,000,000)	—	—	—	(184,432,550)	—	(184,432,550)

Allocation of offering costs to common stock subject to redemption	—	—	—	—	12,109,128	—	12,109,128

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(25,652,499)	(5,741,355)	(31,393,853)

Net income	—	—	—	—	—	56,871	56,871
Balance – June 30, 2022	300,000	$—	5,000,000	$—	$—	$(5,619,813)	$(5,619,813)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(918,164)	(918,164)
Net income	—	—	—	—	—	799,651	799,651
Balance – September 30, 2022	300,000	$—	5,000,000	$—	$—	$(5,738,326)	$(5,738,326)

For the period from June 28, 2021(inception) through September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance – June 28, 2021(inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,318,750	—	25,000	—	25,000

Net loss	—	—	—	—	—	(2,760)	(2,760)
Balance – June 30, 2021	—	$—	5,318,750	$—	$25,000	$(2,760)	$22,240
Net loss	—	—	—	—	—	—	—
Balance – September 30, 2021	—	$—	5,318,750	—	$25,000	$(2,760)	$22,240

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Cash flows from operating activities:	Nine Months Ended September 30, 2022	For the period from June 28, 2021 (inception) through September 30, 2021
Net income (loss)	$856,502	$(2,760)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in trust account	(1,135,440)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(130,664)	—
General and administrative expenses paid by related party	—	2,760
Accounts payable and accrued expenses	22,727	—
Net cash used in operating activities	(386,875)	—

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(203,500,000)	—
Net cash used in investing activities	(203,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	200,000,000	—
Proceeds from sale of private placement warrants	8,966,000
Payment of underwriters’ commissions	(3,380,000)	—
Payment of offering costs	(465,697)
Payment of promissory note - related party	(117,875)	—
Net cash provided by financing activities	205,002,428	—

Net change in cash	1,115,553	—

Cash, beginning of the period	—	—
Cash, end of the period	$1,115,553	$—
Supplemental Disclosure of Cash Flow Information:
Deferred underwriting commission	$7,000,000	$—
Initial measurement of ordinary shares subject to possible redemption	$184,432,550	$—
Remeasurement of carrying value to redemption value	$32,312,017	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from June 28, 2021 (inception) through September 30, 2022, relates to the Company’s formation, the initial public offering (“IPO”) and its search of a Business Combination target as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO became effective on May 2, 2022. On May 5, 2022, the Company consummated the IPO of 20,000,000 units (the “Units”), which includes the partial exercise of the over-allotment option of 1,500,000 Units granted to the underwriters. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC II (Holdings) Corp., the Company’s sponsor, of 8,966,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,966,000.

Transaction costs amounted to $13,150,218, consisting of $3,380,000 of underwriting fees, $7,000,000 of deferred underwriting fees (payable only upon completion of a Business Combination), $567,629 of other offering costs and $2,202,589 fair value of the 300,000 representative shares considered as part of the transaction costs.

As of September 30, 2022, cash of $1,115,553 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A Ordinary Shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants and Public Rights), the initial carrying value of Class A Ordinary Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Class A Ordinary Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions in connection with our initial business combination cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

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

Going Concern Consideration

As of September 30, 2022, the Company had cash of $1,115,553 and a working capital of $1,261,674.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period (by August 5, 2023), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on May 3, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 12, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash Held in Trust Account

As of September 30, 2022, $204,635,440 were held in cash in the Trust Account. The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The estimated fair value of investments held in the Trust Account is determined using available market information.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,115,553 and none in cash as of September 30, 2022 and September 30, 2021, respectively. The Company did not have any cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, shares of common stock subject to possible redemption are presented at redemption value of $10.232 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30,2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

					For the Period from
					June 28, 2021
					(Inception) through
	Three Months Ended		Nine Months Ended		September 30,
	September 30, 2022		September 30, 2022		2021
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(24,910,961)	$(6,601,405)	$(20,972,203)	$(10,483,312)	$—	$(2,760)
Accretion of ordinary shares subject to possible redemption to redemption value	32,312,017	—	32,312,017	—	—	—
Allocation of net income (loss)	7,401,056	(6,601,405)	11,339,814	(10,483,312)	—	(2,760)

Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	5,300,000	10,882,353	5,439,729	—	5,318,750
Basic and diluted net loss per ordinary share	$0.37	$(1.25)	$1.04	$(1.93)	$—	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

As of September 30, 2022, the Class A Ordinary share reflected on the balance sheet are reconciled in the following table.

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants and Public Rights	(15,500,000)
Proceeds allocate to over-allotment liability	(67,450)
Class A ordinary shares issuance cost	(12,109,127)
Plus:
Remeasurement of carrying value to redemption value	32,312,017
Class A Ordinary shares subject to possible redemption	$204,635,440

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

Promissory Note - Related Party

On July 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. The amount was subsequently repaid on May 10, 2022. As of September 30, 2022, there were no borrowings outstanding under the Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, there were no Working Capital Loans outstanding.

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

The representative’s ordinary shares are measured at fair value upon the issue date. The Company used both Monte Carlo model and Probability-Weighted Expected Return Method that values the representative shares. Key inputs into the Monte Carlo model were (i) risk-free rate of 2.14%, (ii) volatility of 2.1%, (iii) estimated term of 1.10 years, resulting in the fair value of the 300,000 representative shares of approximately $2,202,589 or $7.34 per share.

Note 7—Shareholders’ Equity

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 500,000,000 shares of Class A Ordinary Shares with no par value. As of September 30, 2022, there were 20,300,000 shares of Class A Ordinary Shares outstanding (including 20,000,000 subject to possible redemption).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 shares of Class B Ordinary Shares with no par value. Holders of Class B Ordinary Shares are entitled to one vote for each share. On March 24, 2022, the Company canceled 431,250 of such founder shares for no consideration, resulting in 5,318,750 founder shares remaining outstanding (of which an aggregate of up to 693,750 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). As a result of the underwriter’s partial exercise of the over-allotment option on May 5, 2022, 318,750 shares of Class B ordinary share were forfeited for no consideration on May 6, 2022. As of September 30, 2022, there were 5,000,000 shares of Class B Ordinary Shares outstanding.

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

Warrants— Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. As of September 30, 2022, there were 8,966,000 Warrants outstanding. The Company will account for the Warrants as equity instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of this registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Rights—Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional Class A ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
	September 30,	Active Markets	Observable Inputs	Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$204,635,440	$204,635,440	—	—

The following table presents information about the Company’s equity instrument that are measured at fair value on a non-recurring basis as of May 5, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	May 5,
	2022	Level
Equity instrument:
Representative shares	$2,202,589	3

The Company used several models (i.e., Monte Carlo, PWERM and Finnerty) to value the Representative Shares granted to Maxim. Key inputs into the Monte Carlo model were (i) risk-free rate of 2.14%, (ii) volatility of 2.1%, (iii) estimated term of 1.10 years, resulting in the fair value of the 300,000 representative shares being approximately $2,202,589 or $7.34 per share.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare, and consummate, for the IPO. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net income of $787,351, which consisted of general and administrative expenses of $134,472, offset by income earned on investment held in Trust Account of $921,823.

For the period from June 28, 2021 (inception) through September 30, 2021 we had a net loss of $2,760 which consisted of formation costs.

Liquidity and Capital Resources

As previously disclosed on a Current Report on Form 8-K dated May 6, 2022, on May 5, 2022, A SPAC II Acquisition Corp. (the “Company”) consummated the IPO of 20,000,000 units (the “Units”) which includes the partial exercise of the over-allotment option granted to the underwriters. Each Unit consists of one ordinary share (“Ordinary Share”), one-half of one redeemable warrant (“Warrant”) entitling its holder to purchase one Ordinary Share at a price of $11.50 per full share and one right (“Right”) to receive one-tenth of one Class A ordinary share upon the consummation of an initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

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

For the three months and nine months ended September 30, 2022, cash used in operating activities was $66,321 and $386,875, respectively.

As of September 30, 2022, we had marketable securities held in the Trust Account of $204,635,440 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2022, we had cash of $1,115,553 outside the Trust Account. Until consummation of the business combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

As of September 30, 2022, the Company had cash of $1,115,553 and a working capital of $1,261,674. The Company has 15 months from the closing of the IPO to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination within the Combination Period (by August 5, 2023), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption will be presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 10, 2022	A SPAC II ACQUISITION CORP.

	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)