Form 10-K
period 2022-12-31
ASPAC II Acquisition Corp.
filed 2023-03-13
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41372

A SPAC II ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

289 Beach Road #03-01 Singapore 199552	N/A
(Address of principal executive offices)	(Zip Code)

(65) 6818 5796

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, with no par value, one-half of one redeemable warrant and one right to receive one-tenth of one Class A ordinary share	ASCBU	The Nasdaq Stock Market LLC
Class A Ordinary Shares	ASCB	The Nasdaq Stock Market LLC
Warrants	ASCBW	The Nasdaq Stock Market LLC
Rights	ASCBR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2022, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $199,752,000.00.

As of March 10, 2023, there were 20,300,000 Class A ordinary shares and 5,000,000 Class B ordinary shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A SPAC II ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1. BUSINESS

Introduction

A SPAC II Acquisition Corp. (the “Company”) is a newly incorporated blank check company incorporated in the British Virgin Islands as a BVI business company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Although there is no restriction or limitation on what industry or geographic region our target operates in, it is our intention to pursue prospective targets that are in the high-growth industries that apply cutting edge technologies, such as Proptech and Fintech (the “New Economy Sectors”), with a preference for companies that promote environmental, social and governance (“ESG”) principles. We believe that continuous global technological breakthroughs across businesses and ESG principles will create positive impact to society and will facilitate opportunities that can provide our investors with attractive financial returns through a business combination. There is no restriction on the geographic location for our target search, and it is our intent to pursue targets globally, with a particular focus on North America, Europe and Asia (excluding Mainland China, Hong Kong and Macau) where the management team and directors have extensive experience and relationships.

On May 5, 2022, the Company consummated the initial public offering (“IPO”) of 20,000,000 units (the “Units”), which includes the partial exercise of the over-allotment option granted to the underwriters. Each Unit consists of one ordinary share (“Ordinary Share”), one-half of one redeemable warrant (“Warrant”) and one right (“Right”) to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC II (Holdings) Corp., the Company’s sponsor, of 8,966,000 private warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $8,966,000. The Private Warrants are identical to the public Warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

On May 5, 2022, a total of $203,500,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”).

The Private Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Leadership of an Experienced Management and Director Team

We are led by Serena Shie, our Chief Executive Officer and Claudius Tsang, our Chief Financial Officer. Our management and director team’s past performance is not an assurance that we will be able to identify an appropriate candidate for our initial business combination or achieve success with respect to the business combination we intend to consummate. However, we believe that the skills and professional network of our management and director team will enable us to identify, structure and consummate a business combination.

Ms. Serena Shie has served as our Chief Executive Officer since August 2022. Ms. Shie has approximately a decade of experience in capital markets, property development and entrepreneurship. Since March 2022, Ms. Shie has been the Executive Director and Chief Operations Officer of A SPAC (HK) Acquisition Corp. Ms. Shie has also served as the Director of Lion Pride Properties Corp. since 2018, which invests into development of high rises in Manila, Philippines. Ms. Shie has served as the Chief Executive Officer of Jumpstart Media since March of 2020, and is overseeing the growth of the office. Jumpstart Media is an English print publication in APAC covering tech startups. Ms. Shie served as the President, Chief Financial Officer and Director of Model Performance Acquisition Corp. from March 2021 until it closed its business combination with MultiMetaVerse Inc. in January 2023. From 2015 to 2017, Ms. Shie was an associate in the Hong Kong office of Latham & Watkins, LLP, where she worked on capital market transactions, with a focus on debt offerings, IPO and M&A. Prior to joining Latham & Watkins, Ms. Shie was the Chief Operating Officer of Silent Models LLC from 2011 to 2012. Ms. Shie holds a Bachelor from New York University, and a J.D. degree from Harvard Law School.

Mr. Claudius Tsang has served as our Chief Financial Officer since July 2021. He was our Chief Executive Officer from April 2021 until August 2022. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Since 2022, Mr. Tsang has been the non-executive director of Unity Group Holdings International Limited (SEHK:1539), a publicly listed investment company engages in the leasing and trading of energy saving products in Hong Kong. Mr. Tsang was the Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, a leading global emerging markets private equity firm that is part of Franklin Templeton Investments. During his 15-year career at Templeton, Mr. Tsang served in various positions, including Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. During his tenure, Mr. Tsang managed $1 billion in private equity funds, with approximately 50 portfolio companies. He was also involved in the management of a $3 billion fund, which was the largest Central Eastern European listed closed-end fund at the time of IPO in London. From July 2007 to June 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. At Lehman Brothers, Mr. Tsang managed $500 million proprietary funds. Mr. Tsang served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp., from March 2021 and July 2021 respectively, until it closed its business combination with MultiMetaVerse Inc. in January 2023. Since November 2022, he has served as the Chief Executive Officer, Chairman and Director of A Paradigm Acquisition Corp., and as the Chief Investment Officer of JVSPAC Acquisition Corp. since April 2021. Mr. Tsang has served, since April 2021, as the Chief Executive Officer, and since July 2021, as the Chairman and Chief Financial Officer of A SPAC I Acquisition Corp. He has also served as the Executive Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp since February 2022 and March 2022, respectively. Mr. Tsang served as a director of the CFA Society of Hong Kong from 2013 to 2021. Mr. Tsang obtained a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charter holder.

Mr. Malcolm F. MacLean IV has served as our Independent Non-executive Chairman since May 2022. Mr. MacLean has almost 3 decades of experience in the global investment business with a focus on the acquisition of private and public real estate debt and equity securities and direct property throughout Japan and non-Japan Asia, the United States and Europe, having structured and consummated over US$20 billion of investments over his career. Since its inception in 2006, Mr. MacLean has been the Founder, Managing Partner and Director of Star Asia Group, with offices in Tokyo and the U.S. Mr. MacLean is responsible for the day-to-day investment activities at the firm as Co-chair of the Investment Committee. Since its inception in December 2006, Star Asia Group has acquired or developed over $9 billion of real estate and real estate related assets. In 2009, Mr. MacLean co-founded Taurus Capital Partners LLC, which makes opportunistic investments in public and private companies, partnerships and other structured vehicles globally. Previously, Mr. MacLean was the President, Portfolio Manager and Head Trader for Mercury Global Real Estate Advisors LLC, a global real estate investment firm with offices in Greenwich, Tokyo, Singapore and Hong Kong. In addition, Mr. MacLean has extensive experience as Lead Manager in originating, structuring and executing equity, debt and M&A transactions for public and private real estate companies globally having advised in and completed transactions totaling in excess of $15 billion while an investment banker for eight years (1992-1999). Mr. MacLean was a Senior Vice President of PaineWebber’s and Kidder Peabody & Co’s (now UBS) Real Estate Investment Banking Groups in New York. Through one of the Star Asia Group entities, Mr. MacLean is the sponsor of Star Asia Investment Corporation (TSE: 3468), a public traded JREIT with approximately JPY180 billion of assets under management in 2021. Since 2019, he has been a Member of the Board of Directors of Polaris Holdings Co., Inc. (TSE: 3010), an owner and operator of hotels in Japan. Since February 2021, Mr. MacLean has also been a Member of the Board of Directors of Evo Acquisition Corp (NASDQ: EVOJ). Mr. MacLean studied International Economics at Cambridge University in England and graduated from Trinity College in Hartford, Connecticut with a B.A. in Economics and Law.

Mr. Anson Chan has served as our director since May 2022. Mr. Chan has over 20 years of experience in investment, capital markets and corporate management. Since 2007, Mr. Chan has served as the Chairman and Chief Executive Officer of Bonds Group of Companies, a multi-national investment company with businesses ranging from financial investments to real estate development, investment property management and hotel operations. The Bonds Group of Companies owns and operates commercial, retail, hotel, and residential properties in prime locations in China, Taiwan, Singapore, Canada, the USA, and the U.K. Under Mr. Chan’s leadership, the Bonds Group of Companies has expanded to approximately $2.5 billion in net assets. From 2005 to 2008, Mr. Chan was a Senior Advisor to the Hong Kong office of Elliott Associates, a leading U.S. based activist investment fund manager with assets under management of over $10 billion. From 2000 to 2004, Mr. Chan was an Associate Director for Nomura International, a leading Japanese investment bank. While at Nomura International, Mr. Chan was responsible for finding and structuring investments into pre-IPO investments. From 1998 to 2000, Mr. Chan was at AIG Investment Corporation (“AIGIC”), a subsidiary of AIG that provided investment advice and asset management services. He was responsible for developing new investment opportunities in private equity and oversaw the Pearl River Delta Fund’s divestment process. Mr. Chan obtained his Bachelor of Arts degree with a double major in Economics and Political Science from the University of California, Berkeley, and an M.B.A. from University of Toronto, Canada. He is currently a Ph.D. candidate at Fudan University’s School of International Relations and Public Administration in Shanghai, China.

Mr. Ka Wo Chan has served as our director since May 2022. Mr. Chan has over a decade of experience in capital markets and entrepreneurship, where he ran a conglomerate that covers the spectrum from finance to luxury experiences and consumer goods. Under his leadership, the conglomerate grew to encompass Best Leader Precious Metals Limited, Best Leader Wealth Management Limited, and Shenzhen Qianhai Best Leader Precious Metals Limited, which provide trading services in precious metals, gold bullions and commodities to retail clients, institutions and wealth management services across Asia. Since its establishment, Mr. Chan has expanded the business across Australia and the Asia Pacific region. In 2017, Mr. Chan established Sweetbriar Equine Ltd., a company focused on breeding and nurturing equestrian thoroughbred horses. Since 2016, Mr. Chan has been the Founder, Chairman and Chief Executive Officer of House of Connoisseur Ltd., a premium wine importer, wholesaler and retailer in Hong Kong. Under Mr. Chan’s strategic leadership, House of Connoisseur Ltd. has become a recognized brand name in the local wine industry with over $15 million annual sales turnover in 2020. Mr. Chan is also Co-chairman of the 2020/2021 Flag Day Organizing Committee of the Community Chest, Chinese People’s Political Consultative Conference Member of the 12th Hubei Province Committee, the fifth council member of the China Overseas Friendship Association. Mr. Chan obtained his bachelor’s degree in 2017 from the University of Management & Technology.

Mr. Bryan Biniak has served as our Independent Director since May 2022. Mr. Biniak has over 25 years of experience in corporate management, business development, product innovation and entrepreneurship within a range of industries, spanning the technology, mobile, automotive, digital commerce and entertainment sectors. Since 2021, Mr. Biniak has served as a President and Chief Operating Officer at Songtradr Inc., a B2B music technology company. In 2016, Mr. Biniak cofounded ConnectedTravel, a connected vehicle platform and application services company, and has served as the Chairman and Chief Executive Officer since its establishment. From 2015 to 2016, Mr. Biniak was an Entrepreneur in Residence at NGP Capital, Nokia Corporation’s venture capital company where he led virtual reality, augmented reality, and mixed reality strategy and investments. Mr. Biniak accumulated extensive experience from his previous positions as General Manager and Partner at Microsoft from 2014 to 2015, and Global Vice President and General Manager at Nokia from 2010 to 2014 where he led their global app store business, developer ecosystem, platform and tool development supporting Nokia’s numerous device owners. He founded and served Chief Executive Officer at Jacked, a provider of interactive television application services for sports broadcasting from 2006 to 2010. Mr. Biniak also serves as a board member at numerous institutions, including Los Angeles Auto Show and AutoMobility LA since 2014, Boston University’s College of Arts & Sciences since 2009, and has been a member of the board of trustees at New Roads School in California since 2019. Mr. Biniak holds a Bachelor of Arts in International Relations, Business and Economics from Boston University.

Mr. Paul Cummins has served as our Independent Director since May 2022. Mr. Cummins has almost three decades of experience in investment, accountancy, strategic management, and business management. In 2008, Mr. Cummins co-founded Pyrrho Management Ltd., a family investment fund with assets and investments across the globe, and has served in multiple positions at the firm since then, including as Director and Investment Director. Mr. Cummins is responsible for managing the company’s global assets, seeking new investment opportunities, and overseeing the strategic development of the company. From 2005 to 2008, Mr. Cummins served as Chief Financial Officer for Sino Era Ltd. and Yifung Alternative Energy Ltd., an alternative energy business. From 2000 to 2005, Mr. Cummins served as Senior Trader for Nomura International Plc. London and Hong Kong under Nomura’s proprietary investment team. From 1998 to 2000, Mr. Cummins served as Senior Manager at KPMG Hong Kong. Over the years, Mr. Cummins has cumulated extensive experience from his directorship and partnerships at numerous companies, including as Director at Crimson Tiger Ltd. since 2016 and Non-executive Chairman at Pacific Jade Corporate Services Limited and its predecessors since 2011. Mr. Cummins is a Chartered Accountant in England and Wales. Mr. Cummins holds a bachelor’s degree in Economics from the University of Kingston.

Investment Criteria

Consistent with our strategy, we primarily seek to acquire one or more growth businesses with a total enterprise value of between $800,000,000 and $2,000,000,000. Although we may decide to enter into our initial business combination with a target business that does not meet the criteria described below, we have identified the following general criteria and guidelines as we evaluate prospective target companies:

●	Distinct competitive advantage and/or underexploited growth opportunities that our team is positioned to identify;

We seek target companies that have competitive advantages and/or underexploited expansion opportunities that can benefit from access to additional capital as well as expertise. We believe a large number of companies suffer from a lack of insightful strategy and capital for growth. We target businesses that possess favorable future growth characteristics, combined with a durable business model that is resistant to macroeconomic volatility. Our management team has significant experience in identifying such targets and in helping target management assess the strategic and financial fit.

●	Strong management team that can create significant value for the target company;

We seek to identify companies with strong and experienced management team. We believe we can provide a platform for the existing management team to leverage the experience of our management team. We believe that the operating expertise of our management team will be well suited to complement a target’s management team.

●	Ready to be public, and will benefit from access to capital market;

We look for public-ready management teams that have a track record of value creation for their shareholders, with the ambition to take advantage of the improved liquidity and additional capital that can come from a successful listing in the United States. We believe that there are a substantial number of potential target businesses with appropriate valuations that can benefit from a public listing and new capital to support significant revenue and earnings growth.

●	Exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market;

We seek target companies which exhibit characteristics that we believe have been overlooked or misevaluated by the marketplace based on our company-specific analyses and due diligence. We intend to leverage the significant experience and disciplined investment approach of our team to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

Sources of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and their respective affiliates, and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers and company executives, as well as through our collective experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships will provide us important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. Our search for a business combination, ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected by factors beyond our control.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Our sponsor, officers, and directors have agreed that we will have only 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time) to complete our initial business combination. If we are unable to complete our initial business combination within such 15-month period (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, public rights or private placement warrants. The warrants and rights will expire worthless if we fail to complete our initial business combination within the 15-month time period (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time).

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team may directly or indirectly own our Class A ordinary shares and/or private placement warrants following the IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our sponsor, officers and directors are, and may become a sponsor, an officer or director of other special purpose acquisition companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us, and we will, therefore, have priority over any special purpose acquisition companies they subsequently join.

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See the section titled “Management” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

As more fully discussed in “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under British Virgin Islands law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of our IPO, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding private placement warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have two (2) officers and a deal flow manager. These individuals are not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

Incorporated by reference to the “Risk Factors” section to the Prospectus filed with the Securities & Exchange Commission on May 3, 2022.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of December 31, 2022, the Company had $1,063,837 in cash outside of the Trust Account, and a working capital of $1,126,933. Further, the Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, if the Company is unable to complete a business combination by August 5, 2023 (unless extended), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become more scarce and there may be increased competition for attractive targets. This could increase the cost of our initial business combination and it could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become more scarce for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Together, this could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our shareholders altogether.

If we were considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our sponsor is controlled by or has substantial ties with non-U.S. persons domiciled outside the U.S. Acquisitions and investments by non-U.S. persons in certain U.S. businesses may be subject to rules or regulations that limit foreign ownership. CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the U.S. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings.

If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may not be able to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time-period may require us to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the Trust Account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 289 Beach Road, #03-01, Singapore 199552. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “ASCBU” on May 3, 2022. On May 31, 2022, the Company announced that holders of its units may elect to separately trade the ordinary shares, warrants and rights included in its units, commencing on or about May 31, 2022. The ordinary shares, warrants and rights started trading on the Nasdaq under the symbols “ASCB,” “ASCBW” and “ASCBR,” respectively. Units not separated continue to trade on Nasdaq under the symbol “ASCBU.” After separation, the ordinary shares, warrants and rights may be recombined to create units.

Holders of Record

At March 10, 2023, there were 20,300,000 of our Class A ordinary shares held by two shareholders and 5,000,000 Class B ordinary shares issued and outstanding held by one shareholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under British Virgin Law. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

The Company is a newly incorporated blank check company incorporated in the British Virgin Islands as a BVI business company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On May 5, 2022, the Company consummated the IPO of 20,000,000 Units, which includes the partial exercise of the over-allotment option granted to the underwriters. Each Unit consists of one Ordinary Share, one-half of one redeemable Warrant and one Right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with A SPAC II (Holdings) Corp., the Company’s sponsor, of 8,966,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $8,966,000. The Private Warrants are identical to the public Warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

On May 5, 2022, a total of $203,500,000 of the net proceeds from the IPO and the Private Placement were deposited in a Trust Account established for the benefit of the Company’s public shareholders.

The Private Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the British Virgin Islands as a business company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have not yet selected any specific Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the private placement of the private placement warrants (“Private Placement”), the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from June 28, 2021 (inception) through May 2, 2022 were organizational activities and those necessary to prepare for the IPO, described below. Following our IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had a net income of $2,442,549, which consisted of general and administrative expenses of $424,790, offset by interest earned on investment held in Trust Account of $2,867,339.

For the period from June 28, 2021 (inception) through December 31, 2021, we had a net loss of $2,760, which consisted of formation and operating expenses.

Liquidity and Capital Resources

As previously disclosed on a Current Report on Form 8-K dated May 2, 2022, on May 5, 2022, the Company consummated the IPO of 20,000,000 Units, which includes the partial exercise of the over-allotment option granted to the underwriters. Each Unit consists of one Ordinary Share, one-half of one redeemable Warrant entitling its holder to purchase one Ordinary Share at a price of $11.50 per full share and one Right to receive one-tenth of one Class A ordinary share upon the consummation of an initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with A SPAC II (Holdings) Corp., the Company’s sponsor, of 8,966,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $8,966,000. The Private Warrants are identical to the public Warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

On May 5, 2022, a total of $203,500,000 of the net proceeds from the IPO and the Private Placement were deposited in a Trust Account established for the benefit of the Company’s public shareholders. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

For the year ended December 31, 2022 and for the period from June 28, 2021 (inception) to December 31, 2021, cash used in operating activities was $438,591 and $0, respectively.

As of December 31, 2022, we had marketable securities held in the Trust Account of $206,356,227 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2022, we had cash of $1,063,837 outside the Trust Account. Until consummation of the business combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination. Up to $1,150,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

As of December 31, 2022, we had cash of $1,063,837 and a working capital of $1,126,933. The Company has 15 months from the closing of the IPO (or up to 21 months if extended to the full extent) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated within the time period, there will be a mandatory liquidation and subsequent dissolution.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans. In addition, if the Company is unable to complete a business combination within the Combination Period (by August 5, 2023), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

At December 31, 2022 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the commitments to the below:

Registration Rights

The holders of founder shares, private placement warrants, shares being issued to the underwriters and units that may be issued on conversion of working capital loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement that required the Company to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters, the representative of the underwriters a 45-day option to purchase up to 2,775,000 additional Units to cover over-allotments, if any, at IPO price less the underwriting discounts and commissions. On May 5, 2022, simultaneously with the closing of the IPO, the underwriter partially exercised its over-allotment option to purchase 1,500,000 Units, generating gross proceeds to the Company of $15,000,000.

The underwriters were paid a cash underwriting discount of $0.169 per unit, or $ 3,380,000 (including the partial exercise of over-allotment option) upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred commission of $0.35 per unit, or $6,475,000, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Representative’s Ordinary Shares

The Company issued to the underwriters and/or its designees, 300,000 Class A ordinary shares including 22,500 ordinary shares as a result of partial exercise of the underwriters’ over-allotment option at the closing of the IPO.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

Deferred offering costs consist of direct costs incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

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

Class A Ordinary Shares Subject To Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value of $10.318 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404,(ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of December 31, 2022.

Name	Age	Position
Serena Shie	33	Chief Executive Officer
Claudius Tsang	46	Chief Financial Officer
Malcolm F. MacLean IV	53	Chairman
Anson Chan	59	Director
Ka Wo Chan	40	Director
Bryan Biniak	54	Director
Paul Cummins	58	Director

Below is a summary of the business experience of each our executive officers and directors:

Ms. Serena Shie has served as our Chief Executive Officer since August 2022. Ms. Shie has approximately a decade of experience in capital markets, property development and entrepreneurship. Since March 2022, Ms. Shie has been the Executive Director and Chief Operations Officer of A SPAC (HK) Acquisition Corp. Ms. Shie has also served as the Director of Lion Pride Properties Corp. since 2018, which invests into development of high rises in Manila, Philippines. Ms. Shie has served as the Chief Executive Officer of Jumpstart Media since March of 2020, and is overseeing the growth of the office. Jumpstart Media is an English print publication in APAC covering tech startups. Ms. Shie served as the President, Chief Financial Officer and Director of Model Performance Acquisition Corp. from March 2021 until it closed its business combination with MultiMetaVerse Inc. in January 2023. From 2015 to 2017, Ms. Shie was an associate in the Hong Kong office of Latham & Watkins, LLP, where she worked on capital market transactions, with a focus on debt offerings, IPO and M&A. Prior to joining Latham & Watkins, Ms. Shie was the Chief Operating Officer of Silent Models LLC from 2011 to 2012. Ms. Shie holds a Bachelor from New York University, and a J.D. degree from Harvard Law School.

Mr. Claudius Tsang has served as our Chief Financial Officer since July 2021. He was our Chief Executive Officer from April 2021 until August 2022. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Since 2022, Mr. Tsang has been the non-executive director of Unity Group Holdings International Limited (SEHK:1539), a publicly listed investment company engages in the leasing and trading of energy saving products in Hong Kong. Mr. Tsang was the Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, a leading global emerging markets private equity firm that is part of Franklin Templeton Investments. During his 15-year career at Templeton, Mr. Tsang served in various positions, including Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. During his tenure, Mr. Tsang managed $1 billion in private equity funds, with approximately 50 portfolio companies. He was also involved in the management of a $3 billion fund, which was the largest Central Eastern European listed closed-end fund at the time of IPO in London. From July 2007 to June 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. At Lehman Brothers, Mr. Tsang managed $500 million proprietary funds. Mr. Tsang served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp., from March 2021 and July 2021 respectively, until it closed its business combination with MultiMetaVerse Inc. in January 2023. Since November 2022, he has served as the Chief Executive Officer, Chairman and Director of A Paradigm Acquisition Corp., and as the Chief Investment Officer of JVSPAC Acquisition Corp. since April 2021. Mr Tsang has served, since April 2021, as the Chief Executive Officer, and since July 2021, as the Chairman and Chief Financial Officer of A SPAC I Acquisition Corp. He has also served as the Executive Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp since February 2022 and March 2022, respectively. Mr. Tsang has served as a director of the CFA Society of Hong Kong from 2013 to 2021. Mr. Tsang obtained a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charter holder.

Mr. Malcolm F. MacLean IV has served as our Independent Non-executive Chairman since May 2022. Mr. MacLean has almost 3 decades of experience in the global investment business with a focus on the acquisition of private and public real estate debt and equity securities and direct property throughout Japan and non-Japan Asia, the United States and Europe, having structured and consummated over US$20 billion of investments over his career. Since its inception in 2006, Mr. MacLean has been the Founder, Managing Partner and Director of Star Asia Group, with offices in Tokyo and the U.S. Mr. MacLean is responsible for the day-to-day investment activities at the firm as Co-chair of the Investment Committee. Since its inception in December 2006, Star Asia Group has acquired or developed over $9 billion of real estate and real estate related assets. In 2009, Mr. MacLean co-founded Taurus Capital Partners LLC, which makes opportunistic investments in public and private companies, partnerships and other structured vehicles globally. Previously, Mr. MacLean was the President, Portfolio Manager and Head Trader for Mercury Global Real Estate Advisors LLC, a global real estate investment firm with offices in Greenwich, Tokyo, Singapore and Hong Kong. In addition, Mr. MacLean has extensive experience as Lead Manager in originating, structuring and executing equity, debt and M&A transactions for public and private real estate companies globally having advised in and completed transactions totaling in excess of $15 billion while an investment banker for eight years (1992-1999). Mr. MacLean was a Senior Vice President of PaineWebber’s and Kidder Peabody & Co’s (now UBS) Real Estate Investment Banking Groups in New York. Through one of the Star Asia Group entities, Mr. MacLean is the sponsor of Star Asia Investment Corporation (TSE: 3468), a public traded JREIT with approximately JPY180 billion of assets under management in 2021. Since 2019, he has been a Member of the Board of Directors of Polaris Holdings Co., Inc. (TSE: 3010), an owner and operator of hotels in Japan. Since February 2021, Mr. MacLean has also been a Member of the Board of Directors of Evo Acquisition Corp (NASDQ: EVOJ). Mr. MacLean studied International Economics at Cambridge University in England and graduated from Trinity College in Hartford, Connecticut with a B.A. in Economics and Law.

Mr. Anson Chan has served as our director since May 2022. Mr. Chan has over 20 years of experience in investment, capital markets and corporate management. Since 2007, Mr. Chan has served as the Chairman and Chief Executive Officer of Bonds Group of Companies, a multi-national investment company with businesses ranging from financial investments to real estate development, investment property management and hotel operations. The Bonds Group of Companies owns and operates commercial, retail, hotel, and residential properties in prime locations in China, Taiwan, Singapore, Canada, the USA, and the U.K. Under Mr. Chan’s leadership, the Bonds Group of Companies has expanded to approximately $2.5 billion in net assets. From 2005 to 2008, Mr. Chan was a Senior Advisor to the Hong Kong office of Elliott Associates, a leading U.S. based activist investment fund manager with assets under management of over $10 billion. From 2000 to 2004, Mr. Chan was an Associate Director for Nomura International, a leading Japanese investment bank. While at Nomura International, Mr. Chan was responsible for finding and structuring investments into pre-IPO investments. From 1998 to 2000, Mr. Chan was at AIG Investment Corporation (“AIGIC”), a subsidiary of AIG that provided investment advice and asset management services. He was responsible for developing new investment opportunities in private equity and oversaw the Pearl River Delta Fund’s divestment process. Mr. Chan obtained his Bachelor of Arts degree with a double major in Economics and Political Science from the University of California, Berkeley, and an M.B.A. from University of Toronto, Canada. He is currently a Ph.D. candidate at Fudan University’s School of International Relations and Public Administration in Shanghai, China.

Mr. Ka Wo Chan has served as our director since May 2022. Mr. Chan has over a decade of experience in capital markets and entrepreneurship, where he ran a conglomerate that covers the spectrum from finance to luxury experiences and consumer goods. Under his leadership, the conglomerate grew to encompass Best Leader Precious Metals Limited, Best Leader Wealth Management Limited, and Shenzhen Qianhai Best Leader Precious Metals Limited, which provide trading services in precious metals, gold bullions and commodities to retail clients, institutions and wealth management services across Asia. Since its establishment, Mr. Chan has expanded the business across Australia and the Asia Pacific region. In 2017, Mr. Chan established Sweetbriar Equine Ltd., a company focused on breeding and nurturing equestrian thoroughbred horses. Since 2016, Mr. Chan has been the Founder, Chairman and Chief Executive Officer of House of Connoisseur Ltd., a premium wine importer, wholesaler and retailer in Hong Kong. Under Mr. Chan’s strategic leadership, House of Connoisseur Ltd. has become a recognized brand name in the local wine industry with over $15 million annual sales turnover in 2020. Mr. Chan is also Co-chairman of the 2020/2021 Flag Day Organizing Committee of the Community Chest, Chinese People’s Political Consultative Conference Member of the 12th Hubei Province Committee, the fifth council member of the China Overseas Friendship Association. Mr. Chan obtained his bachelor’s degree in 2017 from the University of Management & Technology.

Mr. Bryan Biniak has served as our Independent Director since May 2022. Mr. Biniak has over 25 years of experience in corporate management, business development, product innovation and entrepreneurship within a range of industries, spanning the technology, mobile, automotive, digital commerce and entertainment sectors. Since 2021, Mr. Biniak has served as a President and Chief Operating Officer at Songtradr Inc., a B2B music technology company. In 2016, Mr. Biniak cofounded ConnectedTravel, a connected vehicle platform and application services company, and has served as the Chairman and Chief Executive Officer since its establishment. From 2015 to 2016, Mr. Biniak was an Entrepreneur in Residence at NGP Capital, Nokia Corporation’s venture capital company where he led virtual reality, augmented reality, and mixed reality strategy and investments. Mr. Biniak accumulated extensive experience from his previous positions as General Manager and Partner at Microsoft from 2014 to 2015, and Global Vice President and General Manager at Nokia from 2010 to 2014 where he led their global app store business, developer ecosystem, platform and tool development supporting Nokia’s numerous device owners. He founded and served Chief Executive Officer at Jacked, a provider of interactive television application services for sports broadcasting from 2006 to 2010. Mr. Biniak also serves as a board member at numerous institutions, including Los Angeles Auto Show and AutoMobility LA since 2014, Boston University’s College of Arts & Sciences since 2009, and has been a member of the board of trustees at New Roads School in California since 2019. Mr. Biniak holds a Bachelor of Arts in International Relations, Business and Economics from Boston University.

Mr. Paul Cummins has served as our Independent Director since May 2022. Mr. Cummins has almost three decades of experience in investment, accountancy, strategic management, and business management. In 2008, Mr. Cummins co-founded Pyrrho Management Ltd., a family investment fund with assets and investments across the globe, and has served in multiple positions at the firm since then, including as Director and Investment Director. Mr. Cummins is responsible for managing the company’s global assets, seeking new investment opportunities, and overseeing the strategic development of the company. From 2005 to 2008, Mr. Cummins served as Chief Financial Officer for Sino Era Ltd. and Yifung Alternative Energy Ltd., an alternative energy business. From 2000 to 2005, Mr. Cummins served as Senior Trader for Nomura International Plc. London and Hong Kong under Nomura’s proprietary investment team. From 1998 to 2000, Mr. Cummins served as Senior Manager at KPMG Hong Kong. Over the years, Mr. Cummins has cumulated extensive experience from his directorship and partnerships at numerous companies, including as Director at Crimson Tiger Ltd. since 2016 and Non-executive Chairman at Pacific Jade Corporate Services Limited and its predecessors since 2011. Mr. Cummins is a Chartered Accountant in England and Wales. Mr. Cummins holds a bachelor’s degree in Economics from the University of Kingston.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations. We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on March 28, 2022.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2022 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Mr. Malcolm F. MacLean IV, Mr. Bryan Biniak and Mr. Paul Cummins, each of whom is an independent director under Nasdaq’s listing standards. Mr. Paul Cummins is the Chairperson of the audit committee. The Board has determined that Mr. Paul Cummins qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the Board of Directors consisting of Malcolm F. MacLean IV, Bryan Biniak and Paul Cummins, each of whom is an independent director under the NASDAQ listing standards. Mr. Paul Cummins serves as chairman of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2022.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Mr. Malcolm F. MacLean IV, Mr. Bryan Biniak and Mr. Paul Cummins, each of whom is an independent director under Nasdaq’s listing standards. Mr. Paul Cummins is the Chairperson of the Compensation Committee.

Conflicts of Interest

Under British Virgin Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different classes of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our sponsor, directors and officers presently has, and in the future any of our sponsor, directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our sponsor, officers and directors are, and may become a sponsor, an officer or director of other special purpose acquisition companies. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 15 months after the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time). There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares or private placement warrants. The private placement warrants will expire worthless if we do not consummate a business combination within the allotted 15 month period (or up to 21 months from the completion of the IPO if we extend the period of time to consummate a business combination by the full amount of time). With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares, warrants and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Serene Shie	Jumpstart Media Limited	Management	Chief Executive Officer
	Lion Pride Properties, Corp.	Property Development	Director
	A SPAC I Acquisition Corp.	SPAC	Treasurer
	Blue Safari Group Acquisition Corp.	SPAC	Treasurer
	Olympian Ventures (Holdings) Limited	Consulting	President
	A SPAC (HK) Acquisition Corp.	SPAC	Executive Director and Chief Operations Officer
Claudius Tsang	A Paradigm Acquisition Corp.	SPAC	Chief Executive Officer, Chairman and Director
	Female Entrepreneurs Worldwide	Internet Community	Advisor
	ACH	Financial Services	Investment Director
	Beijing ReeChain Technology Limited	Blockchain	Director
	JVSakk Asset Management Limited	Finance	Partner
	JVSPAC Acquisition Corp.	SPAC	Chief Investment Officer
	A SPAC I Acquisition Corp.	SPAC	Chief Executive Officer, Chairman and Chief Financial Officer
	A SPAC (HK) Acquisition Corp.	SPAC	Chief Executive Officer and Executive Director
	Unity Group Holdings International Limited	Investment	Non-executive director
Anson Chan	Anuenue Securities Limited	Financial Services	Responsible Officer
	Anuenue Advisors Limited	Financial Services	Responsible Officer
	Anuenue Capital International Limited	Financial Services	Responsible Officer
	Evenstar Advisor Limited	Financial Services	Responsible Officer
	Bonds Group of Companies	Real Estate	Chairman and Chief Executive Officer
Ka Wo Chan	Best Leader Precious Metals Ltd	Financial Services	Chairman
	House of Connoisseur Ltd	Wine Trading	Chairman
	Sweetbriar Equine Ltd.	Horse Breeding	Founder and Chairman
Malcolm F. MacLean IV	Star Asia Group LLC	Real Estate	Founder & Managing Partner
	Taurus Capital Partners LLC	Investment	Managing Member
	Polaris Holdings Ltd (3010 JP)	Hotel Ownership and Management	Director
	EVO Acquisition Corp (EVOJ)	SPAC	Independent Director
	Get Help Inc.	Private Software Company	Independent Director
Bryan Biniak	Connected Travel, LLC	Connected Vehicle Technology	Chairman & CEO
	Songtradr Group	Music Technology Advisory	President & COO
Paul Cummins	Crimson Tiger Limited	Advisory	Director
	Summit Developments Limited	Holding Company	Director
	Sino Advisory Limited	Advisory	Director
	Pacific Jade Corporate Services Limited	Company Secretarial	Chairman
	Connaught Road Limited	Company Secretarial	Director
	Pyrrho Management Limited	Asset Management	Director
	Broad Capital Investment Limited	Holding Company	Director
	Pacific Jade Tax Consultancy Limited	Holding Company	Director
	Seaker Estates and Hospitality Limited (仲成實業股)	Holding Company	Director
	Cooperlea Investments Ltd	Holding Company	Director
	Connaught Road Nominees Ltd	Company Secretarial	Director
	Pyrrho Investments Limited	Investment Fund	Director
	Galant Victor Holdings Ltd	Holding Company	Director
	Kitchener Hotels Limited	Hotel Operator	Director
	Summit Developments (Kent) Limited	Property Developers	Director
	The Pod Pte Limited	Hostel Operator	Director
	Chicheley Hotel limited	Hotel Operator	Director
	Seasalter Trading Ltd	Food and Beverage	Director
	Countrywide Hospitality Ltd	Hospitality	Director
	Safestay PLC	Hostel Operators	Alternate Director

Accordingly, if any of the above officer or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under British Virgin Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination, because the specific industry focuses of a majority of these entities differ from our focus on the New Economy Sectors outside Mainland China, Hong Kong and Macau and the type or size of the transaction that such companies would most likely consider are of a size and nature substantially different than what we are targeting.

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchased ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth as of March 10, 2023, the number of Ordinary Shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	After Offering
Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
A SPAC II (Holdings) Corp. (2)	5,000,000	19.8%
Malcolm F. MacLean IV	—	—
Serena Shie	—	—
Claudius Tsang	—
Anson Chan	5,000,000 (3)	19.8%
Ka Wo Chan	5,000,000 (3)	19.8%
Bryan Biniak	—	—
Paul Cummins
	—	—
All executive officers and directors as a group (7 individuals)	5,000,000	19.8%
Saba Capital Management GP, L.P. (4)	1,120,029	5.5%
Highbridge Capital Management, LLC (5)	1,171,406	5.77%
Hudson Bay Capital Management LP (6)	1,500,000	7.39%
Shaolin Capital Management LLC (7)	957,177	6.22%
Mizuho Financial Group, Inc. (8)	1,310,500	6.46%
Glazer Capital, LLC (9)	1,230,259	6.06%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 289 Beach Road #03-01 Singapore 199552.

(2)	Our sponsor is controlled by both Anson Chan and Ka Wo Chan.

(3)	Consists of shares owned by A SPAC II (Holdings) Corp.

(4)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 277 Park Avenue, 23rd Floor, New York, New York 10172

(6)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting person is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

(7)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(8)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(9)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 250 West 55th Street, Suite 30A, New York, New York 10019.

In order to meet our working capital needs, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion.

Our sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 28, 2021, the Sponsor purchased 5,750,000 founder shares of the Company’s Class B Ordinary Shares, with no par value (“Class B Ordinary Shares”) for an aggregate price of $25,000. On March 24, 2022, the Company cancelled 431,250 of such founder shares for no consideration, resulting in 5,318,750 founder shares remaining outstanding (of which an aggregate of up to 693,750 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). The Sponsor has agreed to forfeit up to 693,750 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the IPO. As a result of the underwriter’s partial exercise of the over-allotment option on May 5, 2022, 318,750 shares of Class B ordinary share were forfeited for no consideration on May 6, 2022.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with A SPAC II (Holdings) Corp., the Company’s sponsor, of 8,966,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $8,966,000. The Private Warrants are identical to the public Warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement. The private placement warrants will not be transferable, assignable or salable except for transfers (i) among the initial shareholders or to the initial shareholder’s members or the company’s officers, directors, consultants or their affiliates, (ii) to a holder’s shareholders or members upon the holder’s liquidation, in each case if the holder is an entity, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, in each case for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to the company for no value for cancellation in connection with the consummation of a business combination, (vii) in the event of the company’s liquidation prior to its consummation of an initial business combination or (viii) in the event that, subsequent to the consummation of an initial business combination, the company completes a liquidation, merger, share exchange, reorganization or other similar transaction which results in all of the company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, in each case (except for clauses (vi), (vii) or (viii) or with the company’s prior written consent) on the condition that prior to such registration for transfer, the warrant agent shall be presented with written documentation pursuant to which each permitted transferee or the trustee or legal guardian for such permitted transferee agrees to be bound by the transfer restrictions contained in the warrant agreement and any other applicable agreement the transferor is bound by.There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares or private placement warrants, which will expire worthless if we do not consummate a business combination within the allotted 15-month period (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time).

In order to meet our working capital needs, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note.

The holders of our insider shares issued and outstanding on the date of the IPO, as well as the holders of the private placement warrants and any securities of our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our ordinary shares prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

There will be no finder’s fees, reimbursements or cash payments made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of the initial public offering and the sale of the private placement warrants, not held in the trust account, prior to the completion of our initial business combination: (i) repayment of an aggregate of up to $400,000 in loans made to us by our sponsor to cover offering-related and organizational expenses; (ii) reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and (iii) repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,150,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These payments may be funded using the net proceeds of the initial public offering and the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services.

During the period from June 28, 2021 (inception) through December 31, 2022, the firm of Marcum Bernstein & Pinchuk LLP, has acted as our principal independent registered public accounting firm. Marcum Bernstein & Pinchuk LLP changed its name to Marcum Asia CPAs LLP (“Marcum Asia”) on September 7, 2022. The following is a summary of fees paid or to be paid to both firms for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Bernstein & Pinchuk LLP in connection with regulatory filings. The aggregate fees billed by Marcum Bernstein & Pinchuk LLP for the period from June 28, 2021 (inception) through December 31, 2021 totaled $38,500 for professional services rendered for the registration statement and other required filings with the SEC. For the year ended December 31, 2022, the aggregate fees billed by Marcum Bernstein & Pinchuk LLP or Marcum Asia totaled approximately $82,098 for professional services rendered for the audit of our annual financial statements and review of the financial information included in our regulatory filings.

Audit-Related Fees. During the period from June 28, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022, we did not pay Marcum Bernstein & Pinchuk LLP or Marcum Asia for consultations concerning financial accounting and reporting standards.

Tax Fees. During the period from June 28, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022, we did not pay Marcum Bernstein & Pinchuk LLP or Marcum Asia for tax planning and tax advice.

All Other Fees. During the period from June 28, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022, we did not pay Marcum Bernstein & Pinchuk LLP or Marcum Asia for other services.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 2, 2022, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2022)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2022)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 27, 2022)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.5	Rights Agreement, dated May 2, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2022)

4.6	Warrant Agreement, dated May 2, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2022)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2022)

10.2	Investment Management Trust Account Agreement, dated May 2, 2022 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2022)

10.3	Registration Rights Agreement, dated May 2, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2022)

10.4	Private Place Warrants Purchase Agreement, dated May 2, 2022, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2022)

10.5	Indemnity Agreement, dated May 2, 2022 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2022)

10.6	Stock Escrow Agreement, dated May 2, 2022 among the Registrant, directors, officers and shareholders (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2022)

10.7	Form of Securities Subscription Agreement by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 27, 2022)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 27, 2022)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 27, 2022)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 27, 2022)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 27, 2022)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC II ACQUISITION CORP.

Dated: March 13, 2023	By:	/s/ Serena Shie
	Name:	Serena Shie
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Serena Shie	Chief Executive Officer
Serena Shie	(Principal Executive Officer)	March 13, 2023

/s/ Claudius Tsang	Chief Financial Officer
Claudius Tsang	(Principal Accounting and Financial Officer)	March 13, 2023

/s/ Malcolm F. MacLean IV	Director
Malcolm F. MacLean IV		March 13, 2023

/s/ Anson Chan	Director	March 13, 2023
Anson Chan

/s/ Ka Wo Chan	Director	March 13, 2023
Ka Wo Chan
/s/ Bryan Biniak	Director
Bryan Biniak		March 13, 2023

/s/ Paul Cummins	Director
Paul Cummins		March 13, 2023

A SPAC II ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of A SPAC II Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of A SPAC II Acquisition Corp. (the “Company”) as of December 31, 2022 and December 31, 2021, the related statements of operations, change in shareholders’ deficit and cash flows for year ended December 31, 2022, and for the period from June 28, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for year ended December 31, 2022 and for the period from June 28, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the company’s liquidation date is less than one year from the date of the financial statements is issued. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum Asia CPAs llp

Marcum Asia CPAs llp

We have served as the Company’s auditor since 2021.

New York, NY

March 13, 2023

Firm ID#: 5395

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York • 10001

Phone 646.442.4845 • Fax 646.349.5200 • www.marcumasia.com

A SPAC II ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash	$1,063,837	$—
Deferred offering costs	—	101,932
Prepaid expenses	84,412	38,183
Total current assets	1,148,249	140,115

Investments held in Trust Account	206,356,227	—
Total Assets	$207,504,476	$140,115

Liabilities, Shares Subject to Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$21,316	$—
Promissory note – related party	—	117,875
Total current liabilities	21,316	117,875

Deferred underwriting fee payable	7,000,000	—
Total Liabilities	7,021,316	117,875

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 20,000,000 shares at redemption value of $10.318 per share	206,356,227	—

Shareholders’ Equity (Deficit)
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 300,000 shares issued and outstanding as of December 31, 2022 (excluding 20,000,000 shares subject to possible redemption) and none issued and outstanding as of December 31, 2021	—	—
Class B ordinary shares, no par value; 50,000,000 shares authorized; 5,000,000 shares and 5,318,750 share issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	—	25,000
Accumulated deficit	(5,873,067)	(2,760)
Total Shareholders’ Equity (Deficit)	(5,873,067)	22,240
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Equity (Deficit)	$207,504,476	$140,115

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the period June 28, 2021 (inception) through December 31, 2021

General and administrative expenses	$424,790	$2,760
Loss from Operations	(424,790)	(2,760)
Other income:
Interest income	2,867,339	—
Income (loss) before income taxes	2,442,549	(2,760)
Income taxes provision	—	—
Net income (loss)	$2,442,549	$(2,760)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	13,347,945	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	0.83	$(0.00)
Basic and diluted weighted average shares outstanding, Class B ordinary shares attributable to A SPAC II Acquisition Corp.	5,072,483	5,318,750
Basic and diluted net loss per share, Class B ordinary shares attributable to A SPAC II Acquisition Corp.	(1.71)	$(0.00)

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the year ended December 31, 2022

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		paid-in	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	deficit	(Deficit)
Balance – December 31, 2021	—	$—	5,318,750	$—	$25,000	$(2,760)	$22,240
Sale of public units in initial public offering	20,000,000	—	—	—	200,000,000	—	200,000,000

Sale of private placement warrants	—	—	—	—	8,966,000	—	8,966,000

Issuance of Representative shares	300,000	—	—	—	—	—	—

Forfeiture of Founder Shares	—		(318,750)	—	—	—	—

Over-allotment liability	—		—	—	(67,450)	67,450	—

Underwriter commissions	—	—	—	—	(10,380,000)	—	(10,380,000)

Offering costs	—	—	—	—	(567,629)	—	(567,629)

Initial measurement of Class A ordinary shares subject to possible redemption	(20,000,000)	—	—	—	(184,432,550)	—	(184,432,550)

Allocation of offering costs to common stock subject to redemption	—	—	—	—	12,109,128	—	12,109,128

Accretion of Class A ordinary shares to redemption value	—	—	—	—	(25,652,499)	(8,380,305)	(34,032,804)

Net income for the year	—	—	—	—	—	2,442,549	2,442,549
Balance – December 31, 2022	300,000	$—	5,000,000	$—	$—	$(5,873,067)	$(5,873,067)

For the period from June 28, 2021(inception) through December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance – June 28, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,318,750	—	25,000	—	25,000

Net loss	—	—	—	—	—	(2,760)	(2,760)
Balance – December 31, 2021	—	$—	5,318,750	$—	$25,000	$(2,760)	$22,240

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

Cash flows from operating activities:	For the year ended December 31, 2022	For the period from June 28, 2021 (inception) through December 31, 2021
Net income (loss)	$2,442,549	$(2,760)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in trust account	(2,856,227)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(46,229)	—
General and administrative expenses paid by related party	—	2,760
Accounts payable and accrued expenses	21,316	—
Net cash used in operating activities	(438,591)	—

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(203,500,000)	—
Net cash used in investing activities	(203,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	200,000,000	—
Proceeds from sale of private placement warrants	8,966,000
Payment of underwriters’ commissions	(3,380,000)	—
Payment of offering costs	(465,697)
Payment of promissory note - related party	(117,875)	—
Net cash provided by financing activities	205,002,428	—

Net change in cash	1,063,837	—

Cash, beginning of the period	—	—
Cash, end of the period	$1,063,837	$—
Supplemental Disclosure of Cash Flow Information:
Deferred underwriting commission	$7,000,000	$—
Initial measurement of ordinary shares subject to possible redemption	$184,432,550	$—
Remeasurement of carrying value to redemption value	$34,032,804	$—

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activities for the period from June 28, 2021 (inception) through December 31, 2022, relate to the Company’s formation, the initial public offering (“IPO”) and its search of a Business Combination target as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

As of December 31, 2022, cash of $1,063,837 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

Going Concern Consideration

As of December 31, 2022, the Company had cash of $1,063,837 and a working capital of $1,126,933.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by August 5, 2023), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The accompanying audited financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on May 3, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 12, 2022.

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

Cash Held in Trust Account

As of December 31, 2022, $ 206,356,227 were held in cash in the Trust Account. The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The estimated fair value of investments held in the Trust Account is determined using available market information.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,063,837 and none in cash as of December 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, shares of common stock subject to possible redemption are presented at redemption value of $10.318 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31,2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

			For the Period from
			June 28, 2021
			(Inception) through
	For the year ended		December 31,
	December 31, 2022		2021
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(22,891,161)	$(8,699,094)	$—	$(2,760)
Accretion of ordinary shares subject to possible redemption to redemption value	34,032,804	—	—	—
Allocation of net income (loss)	11,141,643	(8,699,094)	—	(2,760)

Denominator:
Basic and diluted weighted average shares outstanding	13,347,945	5,072,483	—	5,318,750
Basic and diluted net loss per ordinary share	$0.83	$(1.71)	$—	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

As of December 31, 2022, the Class A Ordinary share reflected on the balance sheet are reconciled in the following table.

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants and Public Rights	(15,500,000)
Proceeds allocate to over-allotment liability	(67,450)
Class A ordinary shares issuance cost	(12,109,127)
Plus:
Remeasurement of carrying value to redemption value	34,032,804
Class A Ordinary shares subject to possible redemption	$206,356,227

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

Promissory Note - Related Party

On July 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. The amount was subsequently repaid on May 10, 2022. As of December 31, 2022, there were no borrowings outstanding under the Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, there were no Working Capital Loans outstanding.

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

Note 7—Shareholders’ Equity

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 500,000,000 shares of Class A Ordinary Shares with no par value. As of December 31, 2022, there were 20,300,000 shares of Class A Ordinary Shares outstanding (including 20,000,000 subject to possible redemption).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 shares of Class B Ordinary Shares with no par value. Holders of Class B Ordinary Shares are entitled to one vote for each share. On March 24, 2022, the Company canceled 431,250 of such founder shares for no consideration, resulting in 5,318,750 founder shares remaining outstanding (of which an aggregate of up to 693,750 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). As a result of the underwriter’s partial exercise of the over-allotment option on May 5, 2022, 318,750 shares of Class B ordinary share were forfeited for no consideration on May 6, 2022. As of December 31, 2022, there were 5,000,000 shares of Class B Ordinary Shares outstanding.

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

Warrants— Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. As of December 31, 2022, there were 8,966,000 Warrants outstanding. The Company will account for the Warrants as equity instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of this registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the British Virgin Islands General Corporation Law. As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire and become worthless.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$206,356,227	$206,356,227	—	—

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