Form 10-Q
period 2023-03-31
ASPAC II Acquisition Corp.
filed 2023-05-12
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

A SPAC II ACQUISITION CORP.
(Exact Name of Registrant as Specified in Charter)

British Virgin Islands	001-41372	n/a
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

289 Beach Road

#03-01

Singapore 199552

(Address of Principal Executive Offices) (Zip Code)

(65) 6818 5796

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, with no par value, one-half of one redeemable warrant and one right to receive one-tenth of one Class A ordinary share	ASCBU	The Nasdaq Global Market
Class A ordinary shares, no par value, included as part of the units	ASCB	The Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, included as part of the units	ASCBW	The Nasdaq Global Market
Rights, each Right to receive one-tenth (1/10) of one Class A ordinary share included as part of the units	ASCBR	The Nasdaq Global Market

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

As of May 12, 2023, 20,300,000 Class A Ordinary Shares and 5,000,000 Class B Ordinary Shares, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2023 and the Company’s final prospectus for its initial public offering filed with the SEC on May 3, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

A SPAC II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022

Assets
Current assets:
Cash	$923,665	$1,063,837
Prepaid expenses	73,079	84,412
Investments held in Trust Account	208,545,770	206,356,227
Total current assets	209,542,514	207,504,476
Total Assets	$209,542,514	$207,504,476

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued offering expenses	$57,310	$21,316
Deferred underwriting fee payable	7,000,000	7,000,000
Total current liabilities	7,057,310	7,021,316
Total Liabilities	7,057,310	7,021,316

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 20,000,000 shares at redemption value of $10.427 and $10.318 per share as of March 31, 2023 December 31, 2022, respectively	208,545,770	206,356,227

Shareholders’ Deficit
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 300,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—

Class B ordinary shares, no par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(6,060,566)	(5,873,067)
Total Shareholders’ Deficit	(6,060,566)	(5,873,067)
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Deficit	$209,542,514	$207,504,476

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2023	2022

General and administrative expenses	$197,239	$20
Loss from operations	(197,239)	(20)
Other income:
Interest income	2,199,283	—
Income (loss) before income taxes	2,002,044	(20)
Income taxes provision	—	—
Net income (loss)	$2,002,044	$(20)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	20,300,000	—
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.10	$—
Basic and diluted weighted average shares outstanding, ordinary shares attributable to non-redeemable shares	5,000,000	5,397,708
Basic and diluted net loss per share, ordinary shares attributable to non-redeemable shares	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY(DEFICIT)

For the Three Months Ended March 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – As of January 1, 2023	300,000	$—	5,000,000	$—	$—	$(5,873,067)	$(5,873,067)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(2,189,543)	(2,189,543)
Net Income	—	—	—	—	—	2,002,044	2,002,044
Balance – March 31, 2023	300,000	$—	5,000,000	$—	$—	$(6,060,566)	$(6,060,566)

For the Three Months Ended March 31, 2022

	Ordinary Shares					Total
	Class A		Class B		Accumulated	shareholders’
	Shares	Amount	Shares (1)	Amount	Deficit	Equity
Balance, As of January 1, 2022	—	$—	5,318,750	$25,000	$(2,760)	$22,240
Net loss	—	—	—	—	(20)	(20)
Balance - March 31, 2022	—	$—	5,318,750	$25,000	$(2,780)	$22,220

(1)	Shares include 318,750 Class B ordinary shares which were forfeited for no consideration on May 6, 2022 as a result of the underwriter’s partial exercise of the over-allotment option on May 5, 2022

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$2,002,044	$(20)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in trust account	(2,189,543)	—
General and administrative expenses paid by related party		20
Change in operating assets and liabilities:
Prepaid expenses and other assets	11,333	—
Accounts payable and accrued expenses	35,994	—
Net cash used in operating activities	(140,172)	—

Net change in cash	(140,172)	—

Cash, beginning of the period	1,063,837	—
Cash, end of the period	$923,665	$—
Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value	$2,189,543	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

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

As of March 31, 2023, the Company had not commenced any operations. All activities for the period from June 28, 2021 (inception) through March 31, 2023, relate to the Company’s formation, the initial public offering (“IPO”) and its search of a Business Combination target as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO became effective on May 2, 2022. On May 5, 2022, the Company consummated the IPO of 20,000,000 units (the “Units”), which includes the partial exercise of the over-allotment option of 1,500,000 Units granted to the underwriters. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC II (Holdings) Corp., (the “Sponsor”), of 8,966,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,966,000.

Transaction costs amounted to $13,150,218, consisting of $3,380,000 of underwriting fees, $7,000,000 of deferred underwriting fees (payable only upon completion of a Business Combination), $567,629 of other offering costs and $2,202,589 fair value of the 300,000 representative shares considered as part of the transaction costs.

As of March 31, 2023, cash of $923,665 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

Upon the closing of the IPO on May 5, 2022, $203,500,000 ($10.175 per Unit) from the net offering proceeds of the sale of the Units in the IPO and a portion of the sale of the Private Placement was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer& Trust as a trustee and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Charter”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A Ordinary Shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants and Public Rights), the initial carrying value of Class A Ordinary Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Class A Ordinary Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions in connection with our initial business combination cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

The Company’s Sponsor, officers and directors (the “Initial Shareholder”) have agreed not to propose an amendment to the Charter that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.175 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of March 31, 2023, the Company had cash of $923,665 and a working capital of $939,434 (excluding investment held in Trust Account and deferred underwriting fee payable).

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by August 5, 2023, or February 5, 2024 if it exercises its option to extend the date to consummate a business combination), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on the Company’s search for a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company” as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Investment Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $923,665 and $1,063,837 in cash as of March 31, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023, ordinary shares subject to possible redemption are presented at redemption value of $10.427 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7, the Company determined that upon further review of the warrant agreement, management concluded that the Public Warrants (as defined in Note 3) and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the three months ended		For the three months ended
	March 31, 2023		March 31, 2022
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(150,444)	$(37,055)	$—	$(20)
Accretion of ordinary shares subject to possible redemption to redemption value	2,189,543	—	—	—
Allocation of net income (loss)	2,039,099	(37,055)	—	(20)

Denominator:
Basic and diluted weighted average shares outstanding	20,300,000	5,000,000	—	5,716,458
Basic and diluted net loss per ordinary share	$0.10	$(0.01)	$—	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 3 – Initial Public Offering

Pursuant to the IPO on May 5, 2022, the Company sold 20,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share, one-half of one redeemable warrant (“Public Warrant”), and one right to receive one-tenth (1/10) of one Class A ordinary share at the closing of the Company’s Business Combination (“Public Right”).

All of the 20,000,000 Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of March 31, 2023 and December 31, 2022, the amounts of Class A Ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants and Public Rights	(15,500,000)
Proceeds allocate to over-allotment liability	(67,450)
Class A ordinary shares issuance cost	(12,109,127)
Plus:
Remeasurement of carrying value to redemption value	34,032,804
Class A Ordinary shares subject to possible redemption - December 31, 2022	206,356,227
Plus:
Remeasurement of carrying value to redemption value - three month ended March 31, 2023	2,189,543
Class A Ordinary shares subject to possible redemption- March 31, 2023	$208,545,770

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

Note 5 – Related Party Transactions

Founder Shares

On June 28, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B Ordinary Shares, with no par value (“Class B Ordinary Shares”) for an aggregate price of $25,000. On March 24, 2022, the Company cancelled 431,250 of such founder shares for no consideration, resulting in 5,318,750 founder shares remaining outstanding (of which an aggregate of up to 693,750 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). The Class B Ordinary Shares will automatically convert into Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in our Charter.

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

Promissory Note - Related Party

On July 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. The Note was subsequently repaid on May 10, 2022. As of March 31, 2023, there was no amount outstanding under the Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023, there were no Working Capital Loans outstanding.

Note 6 – Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants, and any warrants that may be issued in payment of Working Capital Loans (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and securities issued in payment of Working Capital Loans can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters were paid a cash underwriting discount of $0.169 per unit, or $ 3,380,000 (including the partial exercise of over-allotment option) upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred commission of $0.35 per unit, or $7,000,000 (including the partial exercise of over-allotment option), which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

Note 7—Shareholders’ Equity

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2023, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 500,000,000 shares of Class A Ordinary Shares with no par value. As of March 31, 2023, there were 20,300,000 shares of Class A Ordinary Shares outstanding (including 20,000,000 shares subject to possible redemption).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 shares of Class B Ordinary Shares with no par value. Holders of Class B Ordinary Shares are entitled to one vote for each share. On March 24, 2022, the Company canceled 431,250 of such founder shares for no consideration, resulting in 5,318,750 founder shares remaining outstanding (of which an aggregate of up to 693,750 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). As a result of the underwriter’s partial exercise of the over-allotment option on May 5, 2022, 318,750 shares of Class B ordinary share were forfeited for no consideration on May 6, 2022. As of March 31, 2023, there were 5,000,000 shares of Class B Ordinary Shares issued and outstanding.

Holders of Class A Ordinary Shares and Class B Ordinary Shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

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

Warrants— Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. As of March 31, 2023, there were 8,966,000 Private Placement Warrants outstanding. The Company will account for the warrants as equity instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of this registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per ordinary shares equals or exceeds $16.50

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and

●	if, and only if, the last reported sale price (the “closing price”) of our ordinary shares equals or exceeds $16.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

In addition, if the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $16.50 share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Placement Warrants (i) will not be redeemable by the Company, (ii) may be transferred, assigned or sold by the Sponsor to the Permitted Transferees and (iii)  may be exercised by the holders on a cashless basis; and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Rights—Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Charter with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional Class A ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$208,545,770	$208,545,770	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$206,356,227	$206,356,227	—	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “ASCB,” “our,” “us” or “we” refer to A SPAC II Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in the British Virgin Islands as a business company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have not yet selected any specific Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of the initial public offering (the “IPO”) and the private placement of the private placement warrants (the “Private Placement”), the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception June 28, 2021 (inception) through March 31, 2023 were organizational activities and those necessary to prepare for, and consummate, the IPO. Following our IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

We expect to continue to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net income of $2,002,044, which consisted of general and administrative expenses of $197,239, offset by income earned on investment held in Trust Account of $2,199,283.

For the three months ended March 31, 2022, we had a net loss of $20, all of which were derived from general and administrative expenses.

Liquidity and Capital Resources

As previously disclosed on a Current Report on Form 8-K dated May 6, 2022, on May 5, 2022, the Company consummated the IPO of 20,000,000 units (the “Units”) which includes the partial exercise of the over-allotment option granted to the underwriters. Each Unit consists of one ordinary share (“Ordinary Share”), one-half of one redeemable warrant (“Warrant”) entitling its holder to purchase one Ordinary Share at a price of $11.50 per full share and one right (“Right”) to receive one-tenth of one Class A ordinary share upon the consummation of an initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with the Company’s Sponsor of 8,966,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,966,000. The Private Placement Warrants are identical to the public warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

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

For the three months ended March 31, 2023 and 2022, cash used in operating activities was $140,172 and $0, respectively.

As of March 31, 2023, we had marketable securities held in the Trust Account of $208,545,770 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products or services. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2023, we had cash of $923,665 outside the Trust Account. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case, subject to compliance with applicable securities laws, we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of March 31, 2023, the Company had cash of $923,665 and a working capital of $939,434 (excluding investments in Trust Account and deferred underwriting fee payable). The Company has 15 months from the closing of the IPO (or up to 21 months if extended to the full extent) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination within this time period (the “Combination Period”). If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans (see Note 5). In addition, if the Company is unable to complete a business combination within the Combination Period (by August 5, 2023, or February 5, 2024 if it exercises its option to extend the date to consummate a business combination), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

As of March 31, 2023 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below:

Registration Rights

The holders of founder shares, private placement warrants, shares being issued to the underwriters and warrants that may be issued on conversion of working capital loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement that required the Company to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $7,000,000 (i.e., 3.5% of the gross proceeds of the IPO and over-allotment). The deferred fee will be payable in cash to the underwriters solely in the event that we complete a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption will be presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

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

As previously disclosed on a Current Report on Form 8-K dated May 6, 2022, on May 5, 2022, simultaneously with the closing of the IPO, the Company consummated the Private Placement with the Company’s Sponsor of 8,966,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,966,000. The Private Placement Warrants are identical to the public warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement.

As of May 5, 2022, a total of $203,500,000 ($10.175 per Unit) of the net proceeds from the IPO and the Private Placement were deposited in a Trust Account established for the benefit of the Company’s public shareholders located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Dated: May 12, 2023	A SPAC II ACQUISITION CORP.

	By:	/s/ Serena Shie
	Name:	Serena Shie
	Title:	Chief Executive Officer
(Principal Executive Officer)