Form 10-Q
period 2023-06-30
ASPAC II Acquisition Corp.
filed 2023-08-11
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, 2,296,395 Class A Ordinary Shares and 5,000,000 Class B Ordinary Shares, were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

A SPAC II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022

Assets
Current assets:
Cash	$707,116	$1,063,837
Prepaid expenses	83,944	84,412
Investments held in Trust Account	211,032,239	206,356,227
Total current assets	211,823,299	207,504,476
Total Assets	$211,823,299	$207,504,476

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued offering expenses	$66,574	$21,316
Deferred underwriting fee payable	7,000,000	7,000,000
Total current liabilities	7,066,574	7,021,316
Total Liabilities	7,066,574	7,021,316

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 20,000,000 shares at redemption value of $10.552 and $10.318 per share as of June 30, 2023 December 31, 2022, respectively	211,032,239	206,356,227

Shareholders’ Deficit
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 300,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—

Class B ordinary shares, no par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(6,275,514)	(5,873,067)
Total Shareholders’ Deficit	(6,275,514)	(5,873,067)
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Deficit	$211,823,299	$207,504,476

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$224,710	$160,759	$421,948	$160,779
Loss from operations	(224,710)	(160,759)	(421,948)	(160,779)
Other income:
Interest income	2,496,231	217,630	4,695,514	217,630
Income before income taxes	2,271,521	56,871	4,273,566	56,851
Income taxes provision	—	—	—	—
Net income	$2,271,521	$56,871	$4,273,566	$56,851

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	20,300,000	12,444,444	20,300,000	6,222,222
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.11	0.76	0.21	2.37
Basic and diluted weighted average shares outstanding, ordinary shares attributable to non-redeemable shares	5,000,000	5,310,625	5,000,000	5,511,146
Basic and diluted net loss per share, ordinary shares attributable to non-redeemable shares	$(0.01)	$(1.76)	$(0.02)	$(2.67)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY(DEFICIT)

For the three and six months ended June 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	300,000	$—	5,000,000	$—	$—	$(5,873,067)	$(5,873,067)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(2,189,543)	(2,189,543)
Net Income	—	—	—	—	—	2,002,044	2,002,044
Balance – March 31, 2023	300,000	$—	5,000,000	$—	$—	$(6,060,566)	$(6,060,566)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(2,486,469)	(2,486,469)
Net Income	—	—	—	—	—	2,271,521	2,271,521
Balance – June 30, 2023	300,000	$—	5,000,000	$—	$—	$(6,275,514)	$(6,275,514)

For the three and six months ended June 30, 2022

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2021	—	$—	5,318,750	$—	$25,000	$(2,760)	$22,240

Net loss	—	—	—	—	—	(20)	(20)

Balance – March 31, 2022	—	$—	5,318,750	$—	$25,000	$(2,780)	$22,220

Sale of public units in initial public offering	20,000,000	—	—	—	200,000,000	—	200,000,000

Sale of private placement warrants	—	—	—	—	8,966,000	—	8,966,000

Issuance of Representative shares	300,000	—	—	—	—	—	—

Forfeiture of Founder Shares	—		(318,750)	—	—	—	—

Over-allotment liability	—		—	—	(67,450)	67,450	—

Underwriter commissions	—	—	—	—	(10,380,000)	—	(10,380,000)

Offering costs	—	—	—	—	(567,629)	—	(567,629)

Initial measurement of Class A ordinary shares subject to possible redemption	(20,000,000)	—	—	—	(184,432,550)	—	(184,432,550)

Allocation of offering costs to common stock subject to redemption	—	—	—	—	12,109,128	—	12,109,128

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(25,652,499)	(5,741,355)	(31,393,853)

Net income	—	—	—	—	—	56,871	56,871
Balance – June 30, 2022	300,000	$—	5,000,000	$—	$—	$(5,619,813)	$(5,619,813)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$4,273,566	$56,851
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in trust account	(4,676,012)	(217,276)
Change in operating assets and liabilities:
Prepaid expenses and other assets	467	(211,029)
Accounts payable and accrued expenses	45,258	50,900
Net cash used in operating activities	(356,721)	(320,553)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	—	(203,500,000)
Net cash used in investing activities	—	(203,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	—	200,000,000
Proceeds from sale of private placement warrants	—	8,966,000
Payment of underwriters’ commissions	—	(3,380,000)
Payment of offering costs	—	(465,697)
Payment of promissory note - related party	—	(117,875)
Net cash provided by financing activities	—	205,002,428

Net change in cash	(356,721)	1,181,875

Cash, beginning of the period	1,063,837	—
Cash, end of the period	$707,116	$1,181,875
Supplemental Disclosure of Cash Flow Information:
Initial measurement of ordinary shares subject to possible redemption	$—	$184,432,550
Remeasurement of carrying value to redemption value	$4,676,012	$31,393,853

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

As of June 30, 2023, the Company had not commenced any operations. All activities for the period from June 28, 2021 (inception) through June 30, 2023, relate to the Company’s formation, the initial public offering (“IPO”) and its search of a Business Combination target as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

On August 1, 2023, at its Extraordinary General Meeting (the “EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association (“the Charter”) to, among other things, allow the Company to extend the date by which it has to complete a business combination to August 5, 2024, or up to 27 months from its initial public offering. In connection with the shareholders’ vote at the EGM, 18,003,605 Class A ordinary shares were tendered for redemption. The Company filed the Charter amendment with the Registrar of Corporate Affairs at the British Virgin Islands on August 1, 2023.

Going Concern Consideration

As of June 30, 2023, the Company had cash of $707,116 and a working capital of $724,486 (excluding investment held in Trust Account and deferred underwriting fee payable).

The Company has until August 5, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by August 5, 2024), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $ 707,116 and $1,063,837 in cash as of June 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of June 30, 2023 and December 31, 2022, the Company did not have cash held in any accounts at a financial institution.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023, ordinary shares subject to possible redemption are presented at redemption value of $10.552 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the three months ended June 30
	2023		2022
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(172,468)	$(42,480)	$(21,963,943)	$(9,373,039)
Accretion of ordinary shares subject to possible redemption to redemption value	2,486,469	—	31,393,853	—
Allocation of net income (loss)	2,314,001	(42,480)	9,429,910	(9,373,039)

Denominator:
Basic and diluted weighted average shares outstanding	20,300,000	5,000,000	12,444,444	5,310,625
Basic and diluted net income (loss) per ordinary share	$0.11	$(0.01)	$0.76	$(1.76)

	For the six months ended June 30
	2023		2022
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(322,911)	$(79,535)	$(16,618,058)	$(14,718,944)
Accretion of ordinary shares subject to possible redemption to redemption value	4,676,012	—	31,393,853	—
Allocation of net income (loss)	4,353,101	(79,535)	14,775,795	(14,718,944)

Denominator:
Basic and diluted weighted average shares outstanding	20,300,000	5,000,000	6,222,222	5,511,146
Basic and diluted net income (loss) per ordinary share	$0.21	$(0.02)	$2.37	$(2.67)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 3 – Initial Public Offering

Pursuant to the IPO on May 5, 2022, the Company sold 20,000,000 Units, which includes the partial exercise of the over-allotment option granted to the underwriters, at a price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share, one-half of one redeemable warrant (“Public Warrant”), and one right to receive one-tenth (1/10) of one Class A ordinary share at the closing of the Company’s Business Combination (“Public Right”).

All of the 20,000,000 Public Shares, which includes the partial exercise of the over-allotment option granted to the underwriters, sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of June 30, 2023 and December 31, 2022, the amounts of Class A Ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants and Public Rights	(15,500,000)
Proceeds allocate to over-allotment liability	(67,450)
Class A ordinary shares issuance cost	(12,109,127)
Plus:
Remeasurement of carrying value to redemption value	34,032,804
Class A Ordinary shares subject to possible redemption - December 31, 2022	206,356,227
Plus:
Remeasurement of carrying value to redemption value - six months ended June 30, 2023	4,676,012
Class A Ordinary shares subject to possible redemption- June 30, 2023	$211,032,239

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

Note 5 – Related Party Transactions

Founder Shares

On June 28, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B Ordinary Shares, with no par value (“Class B Ordinary Shares”) for an aggregate price of $25,000. On March 24, 2022, the Company cancelled 431,250 of such founder shares for no consideration, resulting in 5,318,750 founder shares remaining outstanding (of which an aggregate of up to 693,750 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). The Class B Ordinary Shares will automatically convert into Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in the Company’s Charter.

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

Promissory Note - Related Party

On July 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. The Note was subsequently repaid on May 10, 2022. As of June 30, 2023, there was no amount outstanding under the Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023, there were no Working Capital Loans outstanding.

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

Note 7—Shareholders’ Equity

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2023, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 500,000,000 shares of Class A Ordinary Shares with no par value. As of June 30, 2023, there were 20,300,000 shares of Class A Ordinary Shares outstanding (including 20,000,000 shares subject to possible redemption).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 shares of Class B Ordinary Shares with no par value. Holders of Class B Ordinary Shares are entitled to one vote for each share. On March 24, 2022, the Company canceled 431,250 of such founder shares for no consideration, resulting in 5,318,750 founder shares remaining outstanding (of which an aggregate of up to 693,750 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). As a result of the underwriter’s partial exercise of the over-allotment option on May 5, 2022, 318,750 shares of Class B ordinary share were forfeited for no consideration on May 6, 2022. As of June 30, 2023, there were 5,000,000 shares of Class B Ordinary Shares issued and outstanding.

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

Warrants— Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. As of June 30, 2023, there were 8,966,000 Private Placement Warrants outstanding. The Company will account for the warrants as equity instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of this registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$211,032,239	$211,032,239	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$206,356,227	$206,356,227	—	—

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

Note 9 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on this review, as further disclosed in the footnotes and except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On August 1, 2023, the Company convened its extraordinary general meeting (the “EGM”) at which the shareholders voted pursuant to the definitive proxy statement, filed by the Company with the Securities and Exchange Commission on July 10, 2023 and mailed by the Company to its shareholders on or about July 12, 2023 (the “Proxy Statement”), and its proxy supplement, filed on July 20, 2023 and mailed by the Company to its shareholders on or about July 21, 2023 (the “Proxy Supplement”).

As of July 6, 2023, the record date for the EGM, there were 25,300,000 ordinary shares outstanding and entitled to vote. At the EGM, there were 22,095,175 ordinary shares voted by proxy or in person, representing 87.33 % of the total ordinary shares as of the record date, and constituting a quorum for the transaction of business. The shareholders approved the Extension Amendment Proposal, the NTA Requirement Amendment Proposal, and the Founder Share Amendment Proposal.

The proposals listed above are described in more detail in the Proxy Statement and the Proxy Supplement.

After having obtained the requisite shareholders’ vote for all the proposals at the EGM, on August 1, 2023, the Company filed the Second Amended and Restated Memorandum and Articles of Association (the “Amended Charter”) with the Registrar of Corporate Affairs at the British Virgin Islands. Pursuant to the Amended Charter which is effective on August 1, 2023, the Company has up to 27 months from its initial public offering (i.e., until August 5, 2024) to consummate an initial business combination. For the complete text of the Amended Charter, please refer to Annex A to the Proxy Supplement.

An aggregate of 18,003,605 ordinary shares were tendered for redemption in connection with the EGM.

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

Recent Developments

On August 1, 2023 at 10:00 a.m. Eastern Time, the Company convened its extraordinary general meeting (the “EGM”) at which the shareholders voted pursuant to the definitive proxy statement, filed by the Company with the Securities and Exchange Commission on July 10, 2023 and mailed by the Company to its shareholders on or about July 12, 2023 (the “Proxy Statement”), and its proxy supplement, filed on July 20, 2023 and mailed by the Company to its shareholders on or about July 21, 2023 (the “Proxy Supplement”).

As of July 6, 2023, the record date for the EGM, there were 25,300,000 ordinary shares outstanding and entitled to vote. At the EGM, there were 22,095,175 ordinary shares voted by proxy or in person, representing 87.33 % of the total ordinary shares as of the record date, and constituting a quorum for the transaction of business. The shareholders approved the Extension Amendment Proposal, the NTA Requirement Amendment Proposal, and the Founder Share Amendment Proposal.

The proposals listed above are described in more detail in the Proxy Statement and the Proxy Supplement.

After having obtained the requisite shareholders’ vote for all the proposals at the EGM, on August 1, 2023, the Company filed the Second Amended and Restated Memorandum and Articles of Association (the “Amended Charter”) with the Registrar of Corporate Affairs at the British Virgin Islands. Pursuant to the Amended Charter which is effective on August 1, 2023, the Company has up to 27 months from its initial public offering (i.e., until August 5, 2024) to consummate an initial business combination. For the complete text of the Amended Charter, please refer to Annex A to the Proxy Supplement.

An aggregate of 18,003,605 ordinary shares were tendered for redemption in connection with the EGM.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception June 28, 2021 (inception) through June 30, 2023 were organizational activities and those necessary to prepare for, and consummate, the IPO. Following our IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

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

For the three months ended June 30, 2023, we had a net income of $2,271,521, which consisted of general and administrative expenses amounting to $224,710, offset by interest income of $2,496,231. For the six months ended June 30, 2023, we had a net income of $4,273,566, which consisted of general and administrative expenses of $421,948, offset by interest income $4,695,514.

For the three months ended June 30, 2022, we had a net income of $56,871, which consisted of general and administrative expenses amounting to $160,759, offset by interest income of $217,630. For the six months ended June 30, 2022, we had a net income of $ 56,851, which consisted of general and administrative expenses of $160,779, offset by interest income of $217,630.

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

For the six months ended June 30, 2023 and 2022, cash used in operating activities was $356,721 and $320,553, respectively.

As of June 30, 2023, we had marketable securities held in the Trust Account of $211,032,239 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products or services. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2023, we had cash of $707,116 outside the Trust Account. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

As of June 30, 2023, the Company had cash of $707,116 and working capital of $ 724,486 (excluding investments in Trust Account and deferred underwriting fee payable). The Company has until August 5, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination within this time period (the “Combination Period”). If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans (see Note 5). In addition, if the Company is unable to complete a business combination within the Combination Period (by August 5, 2024), if it exercises its option to extend the date to consummate a business combination), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

As of June 30, 2023 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below:

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to legal proceedings, investigations and claims or other contingencies incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

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

Dated: August 11, 2023	A SPAC II ACQUISITION CORP.

	By:	/s/ Serena Shie
	Name:	Serena Shie
	Title:	Chief Executive Officer
(Principal Executive Officer)