Form 10-K/A
period 2022-12-31
ASPAC II Acquisition Corp.
filed 2023-08-22
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

A SPAC II Acquisition Corp. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2023. We are filing this Form 10-K/A in response to a comment letter received from the SEC (the “Comment Letter”) in connection with its review of the Original Form 10-K. In response to the Comment Letter, changes and revisions have been made to the following items: “Part I – Item 1. Business ” and “Part I – Item 1A. Risk Factors.” We will also file certain exhibit with this Form 10-K/A. This Form 10-K/A includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, from our Chief Executive Officer and Chief Financial Officer, dated as of the date of filing of this Form 10-K/A.

This Form 10-K/A reflects information as of the original filing date of the Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-K, except as specifically noted above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

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

Our sponsor, A SPAC II (Holdings) Corp., a British Virgin Islands company, and a majority of our officers and directors have significant ties to China. Specifically, our Chief Executive Officer, Ms. Serena Shie, our Chief Financial Officer, Mr. Claudius Tsang, and two of our five directors, Mr. Anson Chan and Mr. Ka Wo Chan, are located in China. Because of our significant ties to China, it may make us a less attractive partner with a non-China-based target company, which may therefore limit the pool of acquisition candidates available to us.

We may also be subject to risks due to uncertainty of the interpretation and the application of the People’s Republic of China (the “PRC”) laws and regulations. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In particular, on February 17, 2023, the Chinese Securities Regulatory Commission (the “CSRC”) issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and relevant supporting guidelines (collectively, the “New Administrative Rules Regarding Overseas Listings”), which came into effect on March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC as per requirement of the Trial Measures. On February 24, 2023, the CSRC promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Since the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions are newly promulgated, and the interpretation and implementation thereof are subject to change, we cannot assure you that they will not apply to us in the future and if we are required to complete such filings, we will be able to complete the relevant filings in a timely manner or fulfil all the regulatory requirements thereunder. At this time, it is highly uncertain on how the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, and the potential impact such modified or new laws and regulations will have on our capability to complete a business combination within a prescribed time period, accept foreign investments, and post-combination entity’s ability to conduct its business or list on an United States (“U.S.”) exchange or other foreign exchange. See “Part I - Item 1. - Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” starting on page 7 of this Annual Report.

Although we are not a PRC operating entity, we cannot assure you that the Chinese government will reach the same conclusion, or will not promulgate new rules or regulations to govern us due to the ties our management and Sponsor have with China. The  governing PRC laws and regulations can change quickly with little advance notice, which may result in a material change in our search for a target business and/or the value of our securities, or cause the value of our securities after we have completed our business combination to significantly decline or be worthless, or substantially limit or completely hinder the post-combined company’s ability to offer or continue to offer securities to investors. See “Part I - Item 1A. Risk Factors - Uncertainties with respect to the PRC legal system could have a material adverse effect on us.” on page 13 and “China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on our business and the value of our securities.” on page 14 of this Annual Report. The Chinese government may intervene or influence the operations of the PRC operating entities at any time and may exert more control over offerings conducted overseas, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions; as well as uncertainties with respect to the PRC legal system could have a material adverse effect on our operation and the value of our securities. For instance, as the date of this Annual Report, we are not required to obtain any permission from China authorities nor received any objection or restriction from Chinese authorities to continue listing our securities in U.S. exchanges, however, we cannot guarantee that PRC authorities may not initiate any change in its law, rules or regulations, or governmental policies that would require permission or scrutiny from relevant PRC authorities for our listing; or any law, regulation, rules and policies will become effective and enforceable while we are listing on The Nasdaq Global Market or Nasdaq and seeking a target for the initial business combination that could substantially affect our operation and the value of our securities may depreciate quickly or even become worthless. See “Part I - Item 1.- Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” on page 7. Though we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), we are subject to risks and uncertainties about future actions of the PRC government or law enforcement to refrain our activities or operation due to the significant ties to China of our sponsor, officers and directors, which could limit our search for a target business and that can cause the value of our securities to significantly decline or become worthless. See “Part I - Item 1A. Risk Factors - Even though we are not a China-based issuer, the sponsor and some our officers and directors have significant ties to China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies decide that we were required to obtain approval and we were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.” on page 11 of this Annual Report.

Initial Public Offering and Private Placement

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

Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations

We are a blank check company incorporated in the British Virgin Islands with no operations or subsidiaries in China. We are not a PRC operating entity and currently do not own or control any equity interest in any PRC company or operate any business in China. The China Securities Regulatory Commission (the “CSRC”) has not issued any definitive rule or interpretation concerning whether listing of our securities are subject to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), and we believe that we are not required to obtain any licenses or approvals, under applicable PRC laws and regulations, for our listing on Nasdaq and seeking a target for the initial business combination. Further, according to the Measures for Cybersecurity Review, which was promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity and we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), we do not believe that we are, or the post-combination entity will be, a “network platform operator(s)”, or subject to the cybersecurity review of the Cyberspace Administration of China (the “CAC”). As of the date hereof, we have not received any inquiry, notice, warning, sanction or any regulatory objection to our listing from any relevant PRC authorities.

Further, we do not consider ourselves a PRC operating entity or a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China.” We are a blank check company incorporated in the British Virgin Islands with no operation of our own except searching for a non-China-based target for our initial business combination. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended December 31, 2022, we did not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

As of the date of this Annual Report, no transfers, dividends, or distributions have been made by us. We have not adopted or maintained any other cash management policies and procedures and need to comply with applicable law or regulations with respect to transfer of funds, dividends and distributions, if any. Given that we are not a China-based issuer or expect to be a China-based issuer upon the consummation of our initial business combination, we are not subject to, or are not expected to become subject to, the foreign exchange control rules of the PRC.

However, applicable laws, regulations, or interpretations of the PRC may change, and the relevant PRC government agencies could reach a different conclusion. There is also possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required when in fact it was. If prior approval was required while we inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require us to obtain the approval in the future, we may face regulatory actions or other sanctions from relevant Chinese regulatory authorities. These authorities may take actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. In addition, any changes in the PRC law, regulations, or interpretations may severely affect our operations. Further, if we are required by the Trial Measures to file with the CSRC, we cannot assure you that we will be able to complete such filings in a timely manner, or at all. The CSRC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, be subject to other severe consequences, which would materially affect the interest of the investors. To that extent, we may not be able to conduct the process of searching for a potential target company. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to continue to offer the securities, causing significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause the securities to significantly decline in value or become worthless.

Recent PCAOB Developments

We are a blank check company incorporated in the British Virgin Islands with our office located in Singapore. We have no operations or subsidiaries in China and will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). Our auditor, Marcum Asia CPAs LLP (formerly Marcum Bernstein & Pinchuk LLP) (“Marcum Asia”), headquartered in New York City, is an independent registered public accounting firm registered with the United States Public Company Accounting Oversight Board (“PCAOB”) and is subject to laws in the United States pursuant to which PCAOB conducts regular inspections to assess Marcum Asia’s compliance with applicable professional standards. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in mainland China or Hong Kong and was not identified in any report as a firm subject to the PCAOB’s determination.

We will not pursue a business combination with a China-based target, however, we may be subject to Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023 (the “HFCAA”) and related regulations if we pursue an opportunity with a foreign company. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years. On December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to the AHFCAA, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two years. For instance, the HFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for two consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favored target business due to these laws.

The documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare. The HFCAA mandates the SEC to identify issuers of SEC-registered securities whose audited financial reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for two consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

Future developments in respect of increased U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

Other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

Enforceability of Civil Liability

Specifically, our Chief Executive Officer, Serena Shie and our Chief Financial Officer, Mr. Claudius Tsang, and Mr. Anson Chan and Mr. Ka Wo Chan, two of our five directors, are located in China. Further, there is uncertainty if any officers and directors of the post-combination entity will be located inside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to effect service of process within the United States upon us or these persons, or to enforce judgments in China, Macau or Hong Kong that are obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for you to enforce judgments in China, Macau, or Hong Kong that are obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. At present, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, and you may have to incur substantial costs and contribute significant time to enforce civil liabilities and criminal penalties in reliance on legal remedies under PRC laws. As a result, there is no guarantee that a PRC court would enforce a judgment rendered by a court in the U.S. Recognition and enforcement in the PRC of judgement of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

In addition, it is possible that the courts in Singapore may not (i) recognize and enforce judgments of courts in the United States, based upon the civil liability provisions of the securities laws of the United States or any state or territory of the United States (ii) enter judgments in original actions brought in the Singapore courts based solely on the civil liability provisions of these securities laws. An in personam final and conclusive judgment in the federal or state courts of the United States under which a fixed or ascertainable sum of money is payable may generally be enforced as a debt in the Singapore courts under the common law as long as it is established that the Singapore courts have jurisdiction over the judgment debtor. Additionally, the court where the judgment was obtained must have had international jurisdiction over the party sought to be bound in the local proceedings. However, the Singapore courts are unlikely to enforce a foreign judgment if (a) the foreign judgment is inconsistent with a prior local judgment that is binding on the same parties; (b) the enforcement of the foreign judgment would contravene the public policy of Singapore; (c) the proceedings in which the foreign judgment was obtained were contrary to principles of natural justice; (d) the foreign judgment was obtained by fraud or (e) the enforcement of the foreign judgment amounts to the direct or indirect enforcement of a foreign penal, revenue or other public law.

In particular, the Singapore courts may potentially not allow the enforcement of any foreign judgment for a sum payable in respect of taxes, fines, penalties or other similar charges, including the judgments of courts in the United States based upon the civil liability provisions of the securities laws of the United States or any state or territory of the United States. In respect of civil liability provisions of the United States federal and state securities law which permit punitive damages against us and our directors or executive officers, we are unaware of any decision by the Singapore courts which has considered the specific issue of whether a judgment of a United States court based on such civil liability provisions of the securities laws of the United States or any state or territory of the United States is enforceable in Singapore.

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

ITEM 1A. RISK FACTORS

Incorporated by reference to the “Risk Factors” section to the Prospectus filed with the SEC on May 3, 2022.

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

In addition to any “Risk Factors” disclosed in our Prospectus filed with the SEC on May 3, 2022, we believe the risks described below outline additional items of most concern to us:

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact on our business and prospects.

Even though we are a blank check company incorporated in the British Virgin Islands, a majority of our officers and directors have significant ties to China. Accordingly, economic, political and legal developments in the PRC may significantly affect our business and prospects. Policies, regulations, rules, and the enforcement of laws of the PRC government may change quickly with little advance notice, which can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. If those significant ties continue in existence following our initial business combination, our post-combination entity’s business, financial condition and results of operations may be subject to changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the internet, including censorship and other restriction on material which can be transmitted over the internet, security, intellectual property, money laundering, taxation and other laws that affect our post-combination entity’s ability to operate its business.

Even though we are not a China-based issuer, the sponsor and a majority of our officers and directors have significant ties to China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies decide that we were required to obtain approval and we were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Even though we are not a PRC operating entity or a China-based issuer, the sponsor and a majority of our officers and directors are located in China. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof.

It is possible that in the future, we could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. In that case, we may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply, and such compliance or any associated inquiries or investigations or any other government actions may require significant management time and attention; and subject us to remedies, administrative penalties and even criminal liabilities that may harm the post-combination entity’s business, including fines assessed for its current or historical operations that it modifies or even cease its business practices.

As we are neither a China-based company under the Trial Measures nor a PRC operating entity, given that (a) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings and listing like ours are subject to the M&A Rules; and (b) our company is a blank check company incorporated in the British Virgin Islands rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China, we believe that we are not required to obtain any licenses or approvals, under applicable PRC laws and regulations, for our operation or listing on Nasdaq and while seeking a target for the initial business combination. Further, according to the Measures for Cybersecurity Review, which was promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity, we do not believe that we are, or the post-combination entity will be, a “network platform operator(s)”, or subject to the cybersecurity review of the CAC. As of the date of hereof, we have not received any inquiry, notice, warning, sanction or any regulatory objection to the listing of our securities on Nasdaq from any PRC authorities.

We do not consider ourselves a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended December 31, 2022, we do not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

However, applicable laws, regulations, or interpretations of PRC may change, and the relevant PRC government agencies could reach a different conclusion. There is also a possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required when in fact it was. If prior approval was required while we inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require us to obtain the approval in the future, we may face regulatory actions or other sanctions from relevant Chinese regulatory authorities. These authorities may take actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations. Further, if we are required by the Trial Measures to file with the CSRC, we cannot assure you that we will be able to complete such filings in a timely manner, or even at all. The CSRC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, be subject to other severe consequences, which would materially affect the interest of the investors. To that extent, we may not be able to conduct the process of searching for a potential target company. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to continue to offer the securities, causing significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause the securities to significantly decline in value or become worthless.

China Securities Regulatory Commission and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Even though we are not a China based issuer, if the CSRC or another PRC regulatory body subsequently determines that its approval is needed for our listing on Nasdaq or seeking a target for the initial business combination, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to continue our listing on Nasdaq and cause the value of our securities to significantly decline or be worthless.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Even though we are a blank check company incorporated in the British Virgin Islands and a non-China based issuer, our sponsor and a majority of our officers and directors have significant ties to China. Since this document is relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws, regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our future business combination with a PRC Target Company. Therefore, CSRC and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas. If the CSRC or another PRC regulatory body subsequently determines that its approval is needed for our listing on Nasdaq, a business combination, the issuance of our ordinary shares upon exercise of the rights, or maintaining our status as a publicly listed company outside China, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC regulatory agencies. In any such event, these regulatory agencies may delay a potential business combination, impose fines and penalties, limit our acquisitions and operations of a target business in China, or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue our listing on Nasdaq and cause the value of our securities to significantly decline or be worthless.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management named in the prospectus based on foreign laws. It will be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

We are a company incorporated under the laws of the British Virgin Islands, and a majority of our directors and officers are nationals or residents of jurisdictions other than the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments in China, Macau, or Hong Kong that are obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for you to enforce judgments in China, Macau, or Hong Kong that are obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. At present, China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, there is no guarantee that a PRC court would enforce a judgment rendered by a court in the U.S.

It will be difficult for you or overseas regulators to conduct investigations or collect evidence within China. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the United States may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the State Council and the competent departments of the State Council.

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protection afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations continue to evolve and are subject to change. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on our business and the value of our securities.

Even though we are a blank check company incorporated in the British Virgin Islands, a majority of our officers and directors have significant ties to China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China.

China’s economy differs from other countries’ economies in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy.

Although China’s economy has been transitioning from a planned economy to a more market oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations may be quick with little advance notice and could adversely affect the economy in China and could have a material adverse effect on our business and the value of our securities.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us, or more specifically, we cannot assure you that the PRC government will not initiate possible governmental actions or scrutiny to us, which could substantially affect our operation and the value of our securities may depreciate quickly.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on Nasdaq, under the symbol “ASCBU” on May 3, 2022. On May 31, 2022, the Company announced that holders of its units may elect to separately trade the ordinary shares, warrants and rights included in its units, commencing on or about May 31, 2022. The ordinary shares, warrants and rights started trading on the Nasdaq under the symbols “ASCB,” “ASCBW” and “ASCBR,” respectively. Units not separated continue to trade on Nasdaq under the symbol “ASCBU.” After separation, the ordinary shares, warrants and rights may be recombined to create units.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 2, 2022, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.5	Rights Agreement, dated May 2, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

4.6	Warrant Agreement, dated May 2, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.2	Investment Management Trust Account Agreement, dated May 2, 2022 by and between Continental Stock Transfer &Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.3	Registration Rights Agreement, dated May 2, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.4	Private Place Warrants Purchase Agreement, dated May 2, 2022, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.5	Indemnity Agreement, dated May 2, 2022 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.6	Stock Escrow Agreement, dated May 2, 2022 among the Registrant, directors, officers and shareholders (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.7	Form of Securities Subscription Agreement by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC II ACQUISITION CORP.

Dated: August 22, 2023	By:	/s/ Serena Shie
	Name:	Serena Shie
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Serena Shie	Chief Executive Officer
Serena Shie	(Principal Executive Officer)	August 22, 2023

/s/ Claudius Tsang	Chief Financial Officer
Claudius Tsang	(Principal Accounting and Financial Officer)	August 22, 2023

/s/ Malcolm F. MacLean IV
Malcolm F. MacLean IV	Director	August 22, 2023

/s/ Anson Chan
Anson Chan	Director	August 22, 2023

/s/ Ka Wo Chan
Ka Wo Chan	Director	August 22, 2023

/s/ Bryan Biniak
Bryan Biniak	Director	August 22, 2023

/s/ Paul Cummins
Paul Cummins	Director	August 22, 2023

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

New York, NY

March 13, 2023

Firm ID#: 5395

NEW YORK OFFICE ● 7 Penn Plaza ● Suite 830 ● New York, New York ● 10001

Phone 646.442.4845 ● Fax 646.349.5200 ● www.marcumasia.com

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

Note 7 – Shareholders’ Equity

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

Note 8 – Fair Value Measurements

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