Form 10-K
period 2023-12-31
ASPAC II Acquisition Corp.
filed 2024-03-29
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $210,800,000.

As of March 28, 2024, there were 7,196,395 Class A ordinary shares and 100,000 Class B ordinary shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A SPAC II ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

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

ii

part I

ITEM 1. BUSINESS

Introduction

A SPAC II Acquisition Corp. (the “Company”) is a blank check company incorporated in the British Virgin Islands as a BVI business company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Although there is no restriction or limitation on what industry or geographic region our target operates in, it is our intention to pursue prospective targets that are in the high-growth industries that apply cutting edge technologies, such as Proptech and Fintech (the “New Economy Sectors”), with a preference for companies that promote environmental, social and governance (“ESG”) principles. We believe that continuous global technological breakthroughs across businesses and ESG principles will create positive impact to society and will facilitate opportunities that can provide our investors with attractive financial returns through a business combination. There is no restriction on the geographic location for our target search, and it is our intent to pursue targets globally, with a particular focus on North America, Europe and Asia (excluding Mainland China, Hong Kong and Macau) where the management team and directors have extensive experience and relationships.

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

We may also be subject to risks due to uncertainty of the interpretation and the application of the People’s Republic of China (the “PRC”) laws and regulations. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In particular, on February 17, 2023, the Chinese Securities Regulatory Commission (the “CSRC”) issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and relevant supporting guidelines (collectively, the “New Administrative Rules Regarding Overseas Listings”), which came into effect on March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC as per requirement of the Trial Measures. On February 24, 2023, the CSRC promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Since the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions are newly promulgated, and the interpretation and implementation thereof are subject to change, we cannot assure you that they will not apply to us in the future and if we are required to complete such filings, we will be able to complete the relevant filings in a timely manner or fulfil all the regulatory requirements thereunder. At this time, it is highly uncertain on how the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, and the potential impact such modified or new laws and regulations will have on our capability to complete a business combination within a prescribed time period, accept foreign investments, and post-combination entity’s ability to conduct its business or list on an United States (“U.S.”) exchange or other foreign exchange. See “Part I - Item 1. - Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” starting on page 8 of this Annual Report.

Although we are not a PRC operating entity, we cannot assure you that the Chinese government will reach the same conclusion, or will not promulgate new rules or regulations to govern us due to the ties our management and Sponsor have with China. The  governing PRC laws and regulations can change quickly with little advance notice, which may result in a material change in our search for a target business and/or the value of our securities, or cause the value of our securities after we have completed our business combination to significantly decline or be worthless, or substantially limit or completely hinder the post-combined company’s ability to offer or continue to offer securities to investors. See “Part I - Item 1A. Risk Factors - Uncertainties with respect to the PRC legal system could have a material adverse effect on us.” on page 16 and “China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on our business and the value of our securities.” on page 16 of this Annual Report. The Chinese government may intervene or influence the operations of the PRC operating entities at any time and may exert more control over offerings conducted overseas, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions; as well as uncertainties with respect to the PRC legal system could have a material adverse effect on our operation and the value of our securities. For instance, as the date of this Annual Report, we are not required to obtain any permission from China authorities nor received any objection or restriction from Chinese authorities to continue listing our securities in U.S. exchanges, however, we cannot guarantee that PRC authorities may not initiate any change in its law, rules or regulations, or governmental policies that would require permission or scrutiny from relevant PRC authorities for our listing; or any law, regulation, rules and policies will become effective and enforceable while we are listing on The Nasdaq Global Market or Nasdaq and seeking a target for the initial business combination that could substantially affect our operation and the value of our securities may depreciate quickly or even become worthless. See “Part I - Item 1. - Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” on page 8. Though we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), we are subject to risks and uncertainties about future actions of the PRC government or law enforcement to refrain our activities or operation due to the significant ties to China of our sponsor, officers and directors, which could limit our search for a target business and that can cause the value of our securities to significantly decline or become worthless. See “Part I - Item 1A. Risk Factors - Even though we are not a China-based issuer, the sponsor and some our officers and directors have significant ties to China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies decide that we were required to obtain approval and we were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.” on page 14 of this Annual Report.

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

Extension and Redemptions

On August 1, 2023, at its Extraordinary General Meeting (the “Extension Meeting”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to, among other things, allow the Company to extend the date by which it has to complete a business combination to August 5, 2024, or up to 27 months from its initial public offering . In connection with the shareholders’ vote at the Extension Meeting, 18,003,605 Class A ordinary shares were tendered for redemption. On August 1, 2023, following the shareholder approval, the Company filed the Charter Amendment with the British Virgin Islands Registrar of Corporate Affairs, giving the Company up to 27 months from its initial public offering (i.e., until August 5, 2024) to consummate an initial business combination.

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

Mr. Claudius Tsang has served as our Chief Financial Officer since July 2021. He was our Chief Executive Officer from April 2021 until August 2022. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Since 2022, Mr. Tsang has been the non-executive director of Unity Group Holdings International Limited (SEHK:1539), a publicly listed investment company engages in the leasing and trading of energy saving products in Hong Kong. During his 15-year career at Templeton from 2005 to 2007 and from 2008 to 2020, Mr. Tsang served in various positions, including Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. From July 2007 to June 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. Mr. Tsang served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp., from March 2021 and July 2021 respectively, until it closed its business combination with MultiMetaVerse Inc. in January 2023. Since November 2022, he has served as the Chief Executive Officer, Chairman and Director of A Paradigm Acquisition Corp. He previously served as the Chief Executive Officer and, since June 2021, became the Chief Financial Officer and, since January 2024, serves as a director of JVSPAC Acquisition Corp. Since February 2024, Mr. Tsang served as a director of International Media Acquisitions Corp. Mr. Tsang has served, since April 2021, as the Chief Executive Officer, and since July 2021, as the Chairman and Chief Financial Officer of A SPAC I Acquisition Corp. Mr. Tsang has served as the Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp since February 2022 and March 2022, respectively. Mr. Tsang served as a director of the CFA Society of Hong Kong from 2013 to 2019. Mr. Tsang obtained a postgraduate certificate in sustainable business from the University of Cambridge in 2023, a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charter holder and a Certified ESG Analyst (CESGA) certification holder.

Mr. Malcolm F. MacLean IV has served as our Independent Non-executive Chairman since May 2022. Mr. MacLean has almost 3 decades of experience in the global investment business with a focus on the acquisition of private and public real estate debt and equity securities and direct property throughout Japan and non-Japan Asia, the United States and Europe, having structured and consummated over US$20 billion of investments over his career. Since its inception in 2006, Mr. MacLean has been the Founder, Managing Partner and Director of Star Asia Group, with offices in Tokyo and the U.S. Mr. MacLean is responsible for the day-to-day investment activities at the firm as Co-chair of the Investment Committee. Since its inception in December 2006, Star Asia Group has acquired or developed over $9 billion of real estate and real estate related assets. In 2009, Mr. MacLean co-founded Taurus Capital Partners LLC, which makes opportunistic investments in public and private companies, partnerships and other structured vehicles globally. Previously, Mr. MacLean was the President, Portfolio Manager and Head Trader for Mercury Global Real Estate Advisors LLC, a global real estate investment firm with offices in Greenwich, Tokyo, Singapore and Hong Kong. In addition, Mr. MacLean has extensive experience as Lead Manager in originating, structuring and executing equity, debt and M&A transactions for public and private real estate companies globally having advised in and completed transactions totaling in excess of $15 billion while an investment banker for eight years (1992-1999). Mr. MacLean was a Senior Vice President of PaineWebber’s and Kidder Peabody & Co’s (now UBS) Real Estate Investment Banking Groups in New York. Through one of the Star Asia Group entities, Mr. MacLean is the sponsor of Star Asia Investment Corporation (TSE: 3468), a publicly traded JREIT with approximately JPY260 billion of assets under management in 2021. Since 2019, he has been a Member of the Board of Directors of Polaris Holdings Co., Inc. (TSE: 3010), an owner and operator of hotels in Japan. Mr. MacLean studied International Economics at Cambridge University in England and graduated from Trinity College in Hartford, Connecticut with a B.A. in Economics and Law.

Mr. Anson Chan has served as our director since May 2022. Mr. Chan has over 20 years of experience in investment, capital markets and corporate management. Since 2007, Mr. Chan has served as the Chairman and Chief Executive Officer of Bonds Group of Companies*, a multi-national investment company with businesses ranging from financial investments to real estate development, investment property management and hotel operations. The Bonds Group of Companies* owns and operates commercial, retail, hotel, and residential properties in prime locations in China, Taiwan, Singapore, Canada, the USA, and the U.K. Under Mr. Chan’s leadership, the Bonds Group of Companies* has expanded to approximately $2 billion in net assets. From 2005 to 2008, Mr. Chan was a Senior Advisor to the Hong Kong office of Elliott Associates, a leading U.S. based activist investment fund manager with assets under management of over $10 billion. From 2000 to 2004, Mr. Chan was an Associate Director for Nomura International, a leading Japanese investment bank. While at Nomura International, Mr. Chan was responsible for finding and structuring investments into pre-IPO investments. From 1998 to 2000, Mr. Chan was at AIG Investment Corporation (“AIGIC”), a subsidiary of AIG that provided investment advice and asset management services. He was responsible for developing new investment opportunities in private equity and oversaw the Pearl River Delta Fund’s divestment process. Mr. Chan obtained his Bachelor of Arts degree with a double major in Economics and Political Science from the University of California, Berkeley, and an M.B.A. from University of Toronto, Canada. He is currently enrolled in a Ph.D. programme at Fudan University’s School of International Relations and Public Administration in Shanghai, China.

*Note 1: The “Bonds Group of Companies” refers to a group of private affiliated companies beneficially-owned by the Bonds Chan Family Unit Trust.

The “Bonds Group of Companies” is NOT, per se, a registered legal entity

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

Mr. Bryan Biniak has served as our Independent Director since May 2022. Mr. Biniak has over 25 years of experience in corporate management, business development, product innovation and entrepreneurship within a range of industries, spanning the technology, mobile, automotive, digital commerce and entertainment sectors. Since 2021, Mr. Biniak has served as a President and Chief Marketing Officer at Songtradr and General Manager of Bandcamp Inc., a B2B music technology company. In 2016, Mr. Biniak cofounded ConnectedTravel, a connected vehicle platform and application services company, and has served as the Chairman and Chief Executive Officer since its establishment. From 2015 to 2016, Mr. Biniak was an Entrepreneur in Residence at NGP Capital, Nokia Corporation’s venture capital company where he led virtual reality, augmented reality, and mixed reality strategy and investments. Mr. Biniak accumulated extensive experience from his previous positions as General Manager and Partner at Microsoft from 2014 to 2015, and Global Vice President and General Manager at Nokia from 2010 to 2014 where he led their global app store business, developer ecosystem, platform and tool development supporting Nokia’s numerous device owners. He founded and served Chief Executive Officer at Jacked, a provider of interactive television application services for sports broadcasting from 2006 to 2010. Mr. Biniak also serves as a board member at numerous institutions, including Los Angeles Auto Show and AutoMobility LA since 2014, Boston University’s College of Arts & Sciences since 2009, and has been a member of the board of trustees at New Roads School in California since 2019. Mr. Biniak holds a Bachelor of Arts in International Relations, Business and Economics from Boston University.

Mr. Paul Cummins has served as our Independent Director since May 2022. Mr. Cummins has almost three decades of experience in investment, accountancy, strategic management, and business management. In 2008, Mr. Cummins co-founded Pyrrho Management Ltd., a family investment fund with assets and investments across the globe, and has served as Investment Director. Mr. Cummins is responsible for managing the company’s global assets, seeking new investment opportunities, and overseeing the strategic development of the company. From 2005 to 2008, Mr. Cummins served as Chief Financial Officer for Sino Era Ltd. and Yifung Alternative Energy Ltd., an alternative energy business. From 2000 to 2005, Mr. Cummins served as Senior Trader for Nomura International Plc. London and Hong Kong under Nomura’s proprietary investment team. From 1998 to 2000, Mr. Cummins served as Senior Manager at KPMG Hong Kong. Over the years, Mr. Cummins has cumulated extensive experience from his directorship and partnerships at numerous companies, including as Director at Crimson Tiger Ltd. since 2016 and Non-executive Chairman at Pacific Jade Corporate Services Limited and its predecessors since 2011. Mr. Cummins is a Chartered Accountant in England and Wales. Mr. Cummins holds a bachelor’s degree in Economics from the University of Kingston.

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

Our sponsor, officers, and directors have agreed that we will have only 27 months from the closing of the IPO to complete our initial business combination. If we are unable to complete our initial business combination within such 27-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, public rights or private placement warrants. The warrants and rights will expire worthless if we fail to complete our initial business combination within the 27-month time period.

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

Further, we do not consider ourselves a PRC operating entity or a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China.” We are a blank check company incorporated in the British Virgin Islands with no operation of our own except searching for a non-China-based target for our initial business combination. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended December 31, 2023, we did not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

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

Enforceability of Civil Liability

Specifically, our Chief Executive Officer, Serena Shie, and our Chief Financial Officer, Mr. Claudius Tsang, and Mr. Anson Chan and Mr. Ka Wo Chan, two of our five directors, are located in China. Further, there is uncertainty if any officers and directors of the post-combination entity will be located inside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to effect service of process within the United States upon us or these persons, or to enforce judgments in China, Macau or Hong Kong that are obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for you to enforce judgments in China, Macau, or Hong Kong that are obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Employees

We currently have two (2) officers . These individuals are not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

Incorporated by reference to the “Risk Factors” section to the Prospectus filed with the SEC on May 3, 2022.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of December 31, 2023, the Company had $442,147 in cash outside of the Trust Account, and a working capital of $319,282 (excluding investments in Trust Account and deferred underwriting fee payable). Further, the Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, if the Company is unable to complete a business combination by August 5, 2024 (unless extended), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

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

We do not consider ourselves a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended December 31, 2023, we do not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

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

Holders of Record

At March 28, 2024, there were 7,196,395 of our Class A ordinary shares held by three shareholders and 100,000 Class B ordinary shares issued and outstanding held by one shareholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Pursuant to a Share Exchange Agreement between the Company and A SPAC II (Holdings) Corp. (the “Sponsor”), dated December 7, 2023, the Sponsor has transferred and delivered to the Company 4,900,000 Class B ordinary shares of the Company in exchange for 4,900,000 Class A ordinary shares of the Company (the “Share Exchange”). The 4,900,000 Class A ordinary shares issued in connection with the Share Exchange are subject to the same restricted as applied to the Class B ordinary shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

Following the Share Exchange, there are 7,196,395 Class A ordinary shares and 100,000 Class B ordinary shares issued and outstanding. As a result of the Share Exchange, the Sponsor holds approximately 68.1% of the Company’s outstanding Class A ordinary shares. The issuance of the 4,900,000 Class A ordinary shares has not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

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

On August 1, 2023, an aggregate of 18,003,605 ordinary shares with redemption value of $190,703,967 were tendered for redemption in connection with the EGM.

Pursuant to a Share Exchange Agreement entered by and between the Company and the Sponsor dated December 7, 2023, the Sponsor has transferred and delivered to the Company 4,900,000 Class B ordinary shares of the Company in exchange for 4,900,000 Class A ordinary shares of the Company (the “Share Exchange”). The 4,900,000 Class A Shares issued in connection with the Share Exchange are subject to the same restricted as applied to the Class B Shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

Following the Share Exchange, there are 7,196,395 Class A ordinary shares and 100,000 Class B ordinary shares issued and outstanding. As a result of the Share Exchange, the Sponsor holds approximately 68.1% of the Company’s outstanding Class A ordinary shares. The issuance of the 4,900,000 Class A ordinary shares has not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception June 28, 2021 (inception) through December 31, 2023 were organizational activities and those necessary to prepare for, and consummate, the IPO. Following our IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

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

For the year ended December 31, 2023, we had a net income of $5,435,774, which consisted of general and administrative expenses amounting to $842,030, offset by interest income of $6,277,804.

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

For the year ended December 31, 2023 and 2022, cash used in operating activities was $621,690 and $438,591, respectively.

As of December 31, 2023, we had marketable securities held in the Trust Account of $21,895,685 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2023, we had cash of $442,147 outside the Trust Account. Until consummation of the business combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

As of December 31, 2023, we had cash of $442,147 and a working capital of $319,282 (excluding investments in Trust Account and deferred underwriting fee payable). The Company has until August 5, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination within this time period (the “Combination Period”). If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

At December 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the commitments to the below:

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

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We have not identified any critical accounting estimates.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2023, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of December 31, 2023.

Name	Age	Position
Serena Shie	34	Chief Executive Officer
Claudius Tsang	47	Chief Financial Officer
Malcolm F. MacLean IV	54	Chairman and Independent Director
Anson Chan	60	Director
Ka Wo Chan	41	Director
Bryan Biniak	55	Independent Director
Paul Cummins	59	Independent Director

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

Mr. Claudius Tsang has served as our Chief Financial Officer since July 2021. He was our Chief Executive Officer from April 2021 until August 2022. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Since 2022, Mr. Tsang has been the non-executive director of Unity Group Holdings International Limited (SEHK:1539), a publicly listed investment company engages in the leasing and trading of energy saving products in Hong Kong. During his 15-year career at Templeton from 2005 to 2007 and from 2008 to 2020, Mr. Tsang served in various positions, including Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. From July 2007 to June 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. Mr. Tsang served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp., from March 2021 and July 2021 respectively, until it closed its business combination with MultiMetaVerse Inc. in January 2023. Since November 2022, he has served as the Chief Executive Officer, Chairman and Director of A Paradigm Acquisition Corp. He previously served as the Chief Executive Officer and, since June 2021, became the Chief Financial Officer and, since January 2024, serves as a director of JVSPAC Acquisition Corp. Since February 2024, Mr. Tsang served as a director of International Media Acquisitions Corp. Mr. Tsang has served, since April 2021, as the Chief Executive Officer, and since July 2021, as the Chairman and Chief Financial Officer of A SPAC I Acquisition Corp. Mr. Tsang has served as the Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp since February 2022 and March 2022, respectively. Mr. Tsang served as a director of the CFA Society of Hong Kong from 2013 to 2019. Mr. Tsang obtained a postgraduate certificate in sustainable business from the University of Cambridge in 2023, a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charter holder and a Certified ESG Analyst (CESGA) certification holder.

Mr. Malcolm F. MacLean IV has served as our Independent Non-executive Chairman since May 2022. Mr. MacLean has almost 3 decades of experience in the global investment business with a focus on the acquisition of private and public real estate debt and equity securities and direct property throughout Japan and non-Japan Asia, the United States and Europe, having structured and consummated over US$20 billion of investments over his career. Since its inception in 2006, Mr. MacLean has been the Founder, Managing Partner and Director of Star Asia Group, with offices in Tokyo and the U.S. Mr. MacLean is responsible for the day-to-day investment activities at the firm as Co-chair of the Investment Committee. Since its inception in December 2006, Star Asia Group has acquired or developed over $9 billion of real estate and real estate related assets. In 2009, Mr. MacLean co-founded Taurus Capital Partners LLC, which makes opportunistic investments in public and private companies, partnerships and other structured vehicles globally. Previously, Mr. MacLean was the President, Portfolio Manager and Head Trader for Mercury Global Real Estate Advisors LLC, a global real estate investment firm with offices in Greenwich, Tokyo, Singapore and Hong Kong. In addition, Mr. MacLean has extensive experience as Lead Manager in originating, structuring and executing equity, debt and M&A transactions for public and private real estate companies globally having advised in and completed transactions totaling in excess of $15 billion while an investment banker for eight years (1992-1999). Mr. MacLean was a Senior Vice President of PaineWebber’s and Kidder Peabody & Co’s (now UBS) Real Estate Investment Banking Groups in New York. Through one of the Star Asia Group entities, Mr. MacLean is the sponsor of Star Asia Investment Corporation (TSE: 3468), a publicly traded JREIT with approximately JPY260 billion of assets under management in 2021. Since 2019, he has been a Member of the Board of Directors of Polaris Holdings Co., Inc. (TSE: 3010), an owner and operator of hotels in Japan. Mr. MacLean studied International Economics at Cambridge University in England and graduated from Trinity College in Hartford, Connecticut with a B.A. in Economics and Law.

Mr. Anson Chan has served as our director since May 2022. Mr. Chan has over 20 years of experience in investment, capital markets and corporate management. Since 2007, Mr. Chan has served as the Chairman and Chief Executive Officer of Bonds Group of Companies*, a multi-national investment company with businesses ranging from financial investments to real estate development, investment property management and hotel operations. The Bonds Group of Companies* owns and operates commercial, retail, hotel, and residential properties in prime locations in China, Taiwan, Singapore, Canada, the USA, and the U.K. Under Mr. Chan’s leadership, the Bonds Group of Companies* has expanded to approximately $2 billion in net assets. From 2005 to 2008, Mr. Chan was a Senior Advisor to the Hong Kong office of Elliott Associates, a leading U.S. based activist investment fund manager with assets under management of over $10 billion. From 2000 to 2004, Mr. Chan was an Associate Director for Nomura International, a leading Japanese investment bank. While at Nomura International, Mr. Chan was responsible for finding and structuring investments into pre-IPO investments. From 1998 to 2000, Mr. Chan was at AIG Investment Corporation (“AIGIC”), a subsidiary of AIG that provided investment advice and asset management services. He was responsible for developing new investment opportunities in private equity and oversaw the Pearl River Delta Fund’s divestment process. Mr. Chan obtained his Bachelor of Arts degree with a double major in Economics and Political Science from the University of California, Berkeley, and an M.B.A. from University of Toronto, Canada. He is currently enrolled in a Ph.D. programme at Fudan University’s School of International Relations and Public Administration in Shanghai, China.

*Note 1: The “Bonds Group of Companies” refers to a group of private affiliated companies beneficially-owned by the Bonds Chan Family Unit Trust.

The “Bonds Group of Companies” is NOT, per se, a registered legal entity

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

Mr. Bryan Biniak has served as our Independent Director since May 2022. Mr. Biniak has over 25 years of experience in corporate management, business development, product innovation and entrepreneurship within a range of industries, spanning the technology, mobile, automotive, digital commerce and entertainment sectors. Since 2021, Mr. Biniak has served as a President and Chief Marketing Officer at Songtradr and General Manager of Bandcamp Inc., a B2B music technology company. In 2016, Mr. Biniak cofounded ConnectedTravel, a connected vehicle platform and application services company, and has served as the Chairman and Chief Executive Officer since its establishment. From 2015 to 2016, Mr. Biniak was an Entrepreneur in Residence at NGP Capital, Nokia Corporation’s venture capital company where he led virtual reality, augmented reality, and mixed reality strategy and investments. Mr. Biniak accumulated extensive experience from his previous positions as General Manager and Partner at Microsoft from 2014 to 2015, and Global Vice President and General Manager at Nokia from 2010 to 2014 where he led their global app store business, developer ecosystem, platform and tool development supporting Nokia’s numerous device owners. He founded and served Chief Executive Officer at Jacked, a provider of interactive television application services for sports broadcasting from 2006 to 2010. Mr. Biniak also serves as a board member at numerous institutions, including Los Angeles Auto Show and AutoMobility LA since 2014, Boston University’s College of Arts & Sciences since 2009, and has been a member of the board of trustees at New Roads School in California since 2019. Mr. Biniak holds a Bachelor of Arts in International Relations, Business and Economics from Boston University.

Mr. Paul Cummins has served as our Independent Director since May 2022. Mr. Cummins has almost three decades of experience in investment, accountancy, strategic management, and business management. In 2008, Mr. Cummins co-founded Pyrrho Management Ltd., a family investment fund with assets and investments across the globe, and has served as Investment Director. Mr. Cummins is responsible for managing the company’s global assets, seeking new investment opportunities, and overseeing the strategic development of the company. From 2005 to 2008, Mr. Cummins served as Chief Financial Officer for Sino Era Ltd. And Yifung Alternative Energy Ltd., an alternative energy business. From 2000 to 2005, Mr. Cummins served as Senior Trader for Nomura International Plc. London and Hong Kong under Nomura’s proprietary investment team. From 1998 to 2000, Mr. Cummins served as Senior Manager at KPMG Hong Kong. Over the years, Mr. Cummins has cumulated extensive experience from his directorship and partnerships at numerous companies, including as Director at Crimson Tiger Ltd. Since 2016 and Non-executive Chairman at Pacific Jade Corporate Services Limited and its predecessors since 2011. Mr. Cummins is a Chartered Accountant in England and Wales. Mr. Cummins holds a bachelor’s degree in Economics from the University of Kingston.

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

Our sponsor, officers and directors are, and may become a sponsor, an officer or director of other special purpose acquisition companies. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 27 months after the closing of the IPO. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares or private placement warrants. The private placement warrants will expire worthless if we do not consummate a business combination within the allotted 27 month period. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares, warrants and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Serene Shie	Jumpstart Media Limited	Management	Chief Executive Officer
	Lion Pride Properties, Corp.	Property Development	Director
	A SPAC I Acquisition Corp.	SPAC	Treasurer
	JVSPAC Acquisition Corp.	SPAC	Treasurer
	Olympian Ventures (Holdings) Limited	Consulting	President
	A SPAC (HK) Acquisition Corp.	SPAC	Executive Director and Chief Operations Officer
Claudius Tsang	A Paradigm Acquisition Corp.	SPAC	Chief Executive Officer, Chairman and Director
	Female Entrepreneurs Worldwide	Internet Community	Advisor
	ACH	Financial Services	Investment Director
	Beijing ReeChain Technology Limited	Blockchain	Director
	International Media Acquisition Corp.	SPAC	Director
	JVSPAC Acquisition Corp.	SPAC	Chief Financial Officer, and Director
	A SPAC I Acquisition Corp.	SPAC	Chief Executive Officer, Chairman and Chief Financial Officer
	A SPAC (HK) Acquisition Corp.	SPAC	Chief Executive Officer and Director
	Unity Group Holdings International Limited	ESG	Non-executive director
Anson Chan	Anuenue Securities Limited	Financial Services	Responsible Officer
	Anuenue Advisors Limited	Financial Services	Responsible Officer
	Anuenue Capital International Limited	Financial Services	Responsible Officer
	Evenstar Advisor Limited	Financial Services	Responsible Officer
	Bonds Group of Companies*	Real Estate	Chairman and Chief Executive Officer
Ka Wo Chan	Best Leader Precious Metals Ltd	Financial Services	Chairman
	House of Connoisseur Ltd	Wine Trading	Chairman
	Sweetbriar Equine Ltd.	Horse Breeding	Founder and Chairman
Malcolm F. MacLean IV	Star Asia Group LLC	Real Estate	Founder & Managing Partner
	Taurus Capital Partners LLC	Investment	Managing Member
	Polaris Holdings Ltd (3010 JP)	Hotel Ownership and Management	Director
	Get Help Inc.	Private Software Company	Independent Director
Bryan Biniak	Connected Travel, LLC	Connected Vehicle Technology	Chairman & CEO
	Songtradr Group	Music Technology Advisory	President, CMO, & General Manager of Bandcamp Inc.
Paul Cummins	Crimson Tiger Limited	Advisory	Director
	Summit Developments Limited	Holding Company	Director
	Sino Advisory Limited	Advisory	Director
	Pacific Jade Corporate Services Limited	Company Secretarial	Chairman
	Connaught Road Limited	Company Secretarial	Director
	Pyrrho Management Limited	Asset Management	Director
	Broad Capital Investment Limited	Holding Company	Director
	Pacific Jade Tax Consultancy Limited	Tax Advisor	Director
	Pacific Jade Holdings Ltd	Holding Company	Director
	Seaker Estates and Hospitality Limited (仲成實業股)	Holding Company	Director
	Cooperlea Investments Ltd	Holding Company	Director
	Connaught Road Nominees Ltd	Company Secretarial	Director
	Pyrrho Investments Limited	Investment Fund	Director
	Galant Victor Holdings Ltd	Holding Company	Director
	Kitchener Hotels Limited	Hotel Operator	Director
	Summit Developments (Kent) Limited	Property Developers	Director
	The Pod Pte Limited	Hostel Operator	Director
	Chicheley Hotel limited	Hotel Operator	Director
	Seasalter Trading Ltd	Food and Beverage	Director
	Countrywide Hospitality Ltd	Hospitality	Director
	Safestay PLC	Hostel Operators	Director

*Note 1: The “Bonds Group of Companies” refers to a group of private affiliated companies beneficially-owned by the Bonds Chan Family Unit Trust.

The “Bonds Group of Companies” is NOT, per se, a registered legal entity

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth as of March 28, 2024, the number of Ordinary Shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	After Offering
Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary Shares
A SPAC II (Holdings) Corp. (2)	5,000,000		68.5%
Malcolm F. MacLean IV	—		—
Serena Shie	—		—
Claudius Tsang	—
Anson Chan	5,000,000	(3)	68.5%
Ka Wo Chan	5,000,000	(3)	68.5%
Bryan Biniak	—		—
Paul Cummins	—		—
	—		—
All executive officers and directors as a group (7 individuals)	5,000,000		68.5%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 289 Beach Road #03-01 Singapore 199552.

(2)	Our sponsor is controlled by both Anson Chan and Ka Wo Chan.

(3)	Consists of shares owned by A SPAC II (Holdings) Corp.

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

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with A SPAC II (Holdings) Corp., the Company’s sponsor, of 8,966,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $8,966,000. The Private Warrants are identical to the public Warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement. The private placement warrants will not be transferable, assignable or salable except for transfers (i) among the initial shareholders or to the initial shareholder’s members or the company’s officers, directors, consultants or their affiliates, (ii) to a holder’s shareholders or members upon the holder’s liquidation, in each case if the holder is an entity, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, in each case for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to the company for no value for cancellation in connection with the consummation of a business combination, (vii) in the event of the company’s liquidation prior to its consummation of an initial business combination or (viii) in the event that, subsequent to the consummation of an initial business combination, the company completes a liquidation, merger, share exchange, reorganization or other similar transaction which results in all of the company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, in each case (except for clauses (vi), (vii) or (viii) or with the company’s prior written consent) on the condition that prior to such registration for transfer, the warrant agent shall be presented with written documentation pursuant to which each permitted transferee or the trustee or legal guardian for such permitted transferee agrees to be bound by the transfer restrictions contained in the warrant agreement and any other applicable agreement the transferor is bound by. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares or private placement warrants, which will expire worthless if we do not consummate a business combination within the allotted 27-month period.

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

Pursuant to a Share Exchange Agreement between the Company and the Sponsor, dated December 7, 2023, the Sponsor has transferred and delivered to the Company 4,900,000 Class B ordinary shares of the Company in exchange for 4,900,000 Class A ordinary shares of the Company. The 4,900,000 Class A ordinary shares issued in connection with the Share Exchange are subject to the same restricted as applied to the Class B ordinary shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

Following the Share Exchange, there are 7,196,395 Class A ordinary shares and 100,000 Class B ordinary shares issued and outstanding. As a result of the Share Exchange, the Sponsor holds approximately 68.1% of the Company’s outstanding Class A ordinary shares. The issuance of the 4,900,000 Class A ordinary shares has not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

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

Item 14. Principal Accountant Fees and Services.

During the period from June 28, 2021 (inception) through December 31, 2023, the firm of Marcum Bernstein & Pinchuk LLP, has acted as our principal independent registered public accounting firm. Marcum Bernstein & Pinchuk LLP changed its name to Marcum Asia CPAs LLP (“Marcum Asia”) on September 7, 2022. The following is a summary of fees paid or to be paid to both firms for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Bernstein & Pinchuk LLP in connection with regulatory filings. For the year ended December 31, 2023 and 2022, the aggregate fees billed by Marcum Bernstein & Pinchuk LLP or Marcum Asia totaled approximately $97,850 and $82,098 for professional services rendered for the audit of our annual financial statements and review of the financial information included in our regulatory filings.

Audit-Related Fees. For the years ended December 31, 2022 and 2023, we did not pay Marcum Bernstein & Pinchuk LLP or Marcum Asia for consultations concerning financial accounting and reporting standards.

Tax Fees. During the period from June 28, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2023, we did not pay Marcum Bernstein & Pinchuk LLP or Marcum Asia for tax planning and tax advice.

All Other Fees. During the years ended December 31, 2022 and 2023, we did not pay Marcum Bernstein & Pinchuk LLP or Marcum Asia for other services.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 2, 2022, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

3.1	Amended and Restated Memorandum and Articles of Association

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.5	Rights Agreement, dated May 2, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

4.6	Warrant Agreement, dated May 2, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.2	Investment Management Trust Account Agreement, dated May 2, 2022 by and between Continental Stock Transfer &Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.3	Registration Rights Agreement, dated May 2, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.4	Private Place Warrants Purchase Agreement, dated May 2, 2022, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.5	Indemnity Agreement, dated May 2, 2022 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.6	Stock Escrow Agreement, dated May 2, 2022 among the Registrant, directors, officers and shareholders (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.7	Form of Securities Subscription Agreement by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

99.4	Clawback Policy

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC II ACQUISITION CORP.

Dated: March 29, 2024	By:	/s/ Serena Shie
	Name:	Serena Shie
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Serena Shie	Chief Executive Officer
Serena Shie	(Principal Executive Officer)	March 29, 2024

/s/ Claudius Tsang	Chief Financial Officer
Claudius Tsang	(Principal Accounting and Financial Officer)	March 29, 2024

/s/ Malcolm F. MacLean IV
Malcolm F. MacLean IV	Director	March 29, 2024

/s/ Anson Chan
Anson Chan	Director	March 29, 2024

/s/ Ka Wo Chan
Ka Wo Chan	Director	March 29, 2024

/s/ Bryan Biniak
Bryan Biniak	Director	March 29, 2024

/s/ Paul Cummins
Paul Cummins	Director	March 29, 2024

A SPAC II ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of A SPAC II Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of A SPAC II Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, change in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before August 5, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund further business operations prior to August 5, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and lacks the capital resources needed to fund operations even if the deadline to complete a business combination was postponed to a later date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs llp

Marcum Asia CPAs llp

We have served as the Company’s auditor since 2021.

New York, NY

March 28, 2024

Firm ID#: 5395

NEW YORK OFFICE ● 7 Penn Plaza ● Suite 830 ● New York, New York ● 10001

Phone 646.442.4845 ● Fax 646.349.5200 ● www.marcumasia.com

A SPAC II ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash	$442,147	$1,063,837
Prepaid expenses	34,489	84,412
Total current assets	476,636	1,148,249

Investments held in Trust Account	21,895,685	206,356,227
Total Assets	$22,372,321	$207,504,476

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$157,354	$21,316
Total current liabilities	157,354	21,316

Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	7,157,354	7,021,316

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 1,996,395 shares and 20,000,000 shares at redemption value of $10.968 and $10.318 per share as of December 31, 2023 and 2022, respectively	21,895,685	206,356,227

Shareholders’ Deficit
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 5,200,000 shares and 300,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively (excluding 1,996,395 shares and 20,000,000 shares subject to possible redemption as of December 31, 2023 and 2022, respectively)	—	—

Class B ordinary shares, no par value; 50,000,000 shares authorized; 100,000 shares and 5,000,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(6,680,718)	(5,873,067)
Total Shareholders’ Deficit	(6,680,718)	(5,873,067)
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Deficit	$22,372,321	$207,504,476

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022

General and administrative expenses	$842,030	$424,790
Loss from Operations	(842,030)	(424,790)
Other income:
Interest income	6,277,804	2,867,339
Income before income taxes	5,435,774	2,442,549
Income taxes provision	—	—
Net income	$5,435,774	$2,442,549

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,502,608	13,347,945
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	0.45	$0.83
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,300,000	5,072,483
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	(0.05)	$(1.71)

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	300,000	$—	5,000,000	$—	$—	$(5,873,067)	$(5,873,067)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(6,243,425)	(6,243,425)
Net Income	—	—	—	—	—	5,435,774	5,435,774
Founder Share Exchange	4,900,000		(4,900,000)	—	—	—	—
Balance – December 31, 2023	5,200,000	$—	100,000	$—	$—	$(6,680,718)	$(6,680,718)

For the Year Ended December 31, 2022

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2021	—	$—	5,318,750	$—	$25,000	$(2,760)	$22,240
Sale of public units in initial public offering	20,000,000	—	—	—	200,000,000	—	200,000,000

Sale of private placement warrants	—	—	—	—	8,966,000	—	8,966,000

Issuance of Representative shares	300,000	—	—	—	—	—	—

Forfeiture of Founder Shares	—		(318,750)	—	—	—	—

Over-allotment liability	—		—	—	(67,450)	67,450	—

Underwriter commissions	—	—	—	—	(10,380,000)	—	(10,380,000)

Offering costs	—	—	—	—	(567,629)	—	(567,629)

Initial measurement of Class A ordinary shares subject to possible redemption	(20,000,000)	—	—	—	(184,432,550)	—	(184,432,550)

Allocation of offering costs to common stock subject to redemption	—	—	—	—	12,109,128	—	12,109,128

Accretion of Class A ordinary shares to redemption value	—	—	—	—	(25,652,499)	(8,380,305)	(34,032,804)

Net income for the year	—	—	—	—	—	2,442,549	2,442,549
Balance – December 31, 2022	300,000	$—	5,000,000	$—	$—	$(5,873,067)	$(5,873,067)

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$5,435,774	$2,442,549
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in trust account	(6,243,425)	(2,856,227)
Change in operating assets and liabilities:
Prepaid expenses and other assets	49,923	(46,229)
Accounts payable and accrued expenses	136,038	21,316
Net cash used in operating activities	(621,690)	(438,591)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	—	(203,500,000)
Cash withdrawn from trust account to pay shareholder redemptions	190,703,967	—
Net cash provided by (used in) investing activities	190,703,967	(203,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	—	200,000,000
Proceeds from sale of private placement warrants	—	8,966,000
Payment of underwriters’ commissions	—	(3,380,000)
Payment of offering costs	—	(465,697)
Payment of promissory note - related party	—	(117,875)
Payment of public shareholder redemptions	(190,703,967)	—
Net cash provided by (used in) financing activities	(190,703,967)	205,002,428

Net change in cash	(621,690)	1,063,837

Cash, beginning of the period	1,063,837	—
Cash, end of the period	$442,147	$1,063,837
Supplemental Disclosure of Cash Flow Information:
Deferred underwriting commission	$—	$7,000,000
Initial measurement of ordinary shares subject to possible redemption	$—	$184,432,550
Remeasurement of carrying value to redemption value	$6,243,425	$34,032,804

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

As of December 31, 2023, the Company had not commenced any operations. All activities for the period from June 28, 2021 (inception) through December 31, 2023, relate to the Company’s formation, the initial public offering (“IPO”) and its search of a Business Combination target as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

If the Company is unable to complete a Business Combination within 15 months from the closing of the IPO (the “Combination Period”) (or up to 21 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination) , the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On August 1, 2023, at its Extraordinary General Meeting (the “EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association (“the Charter”) to, among other things, allow the Company to extend the date by which it has to complete a business combination to August 5, 2024, or up to 27 months from its initial public offering. In connection with the shareholders’ vote at the EGM, 18,003,605 Class A ordinary shares with redemption value of $190,703,967 were tendered for redemption on August 1, 2023. The Company filed the Charter amendment with the Registrar of Corporate Affairs at the British Virgin Islands on August 1, 2023.

Pursuant to a Share Exchange Agreement entered by and between the Company and the Sponsor dated December 7, 2023, the Sponsor has transferred and delivered to the Company 4,900,000 Class B ordinary shares of the Company in exchange for 4,900,000 Class A ordinary shares of the Company (the “Share Exchange”). The 4,900,000 Class A Shares issued in connection with the Share Exchange are subject to the same restricted as applied to the Class B Shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

Following the Share Exchange, there are 7,196,395 Class A ordinary shares and 100,000 Class B ordinary shares issued and outstanding. As a result of the Share Exchange, the Sponsor holds approximately 68.1% of the Company’s outstanding Class A ordinary shares. The issuance of the 4,900,000 Class A ordinary shares has not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

Going Concern Consideration

As of December 31, 2023, the Company had cash of $442,147 and a working capital of $319,282 (excluding investment held in Trust Account and deferred underwriting fee payable).

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

Risks and Uncertainties

The Company continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that COVID-19 could have a negative effect on the Company’s search for a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions and the impact of armed conflict in Israel and the Gaza Strip commenced in October 2023,  the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $442,147 and $1,063,837 in cash as of December 31, 2023 and 2022, respectively. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of December 31, 2023 and 2022, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, shares of common stock subject to possible redemption are presented at redemption value of $10.968 and $10.318 per share, respectively, as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31,2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended December 31,
	2023	2022
Net income (loss)	$5,435,774	$2,442,549
Accretion of ordinary shares to redemption value	(6,243,425)	(34,032,804)
Net loss including accretion of ordinary shares to redemption value	$(807,651)	$(31,590,255)

	For the Year Ended December 31,
	2023		2022
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(567,206)	$(240,445)	$(22,891,161)	$(8,699,094)
Accretion of ordinary shares subject to possible redemption to redemption value	6,243,425	—	34,032,804	—
Allocation of net income (loss)	5,676,219	(240,445)	11,141,643	(8,699,094)

Denominator:
Basic and diluted weighted average shares outstanding	12,502,608	5,300,000	13,347,945	5,072,483
Basic and diluted net income (loss) per ordinary share	$0.45	$(0.05)	$0.83	$(1.71)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

As of December 31, 2023 and 2022, the Class A Ordinary share reflected on the balance sheet are reconciled in the following table.

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants and Public Rights	(15,500,000)
Proceeds allocate to over-allotment liability	(67,450)
Class A ordinary shares issuance cost	(12,109,127)
Plus:
Remeasurement of carrying value to redemption value	34,032,804
Class A Ordinary shares subject to possible redemption - December 31, 2022	206,356,227
Plus:
Remeasurement of carrying value to redemption value	6,243,425
Less:
Payment to redeemed shareholders	(190,703,967)
Class A Ordinary shares subject to possible redemption- December 31, 2023	$21,895,685

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

Pursuant to a Share Exchange Agreement entered by and between the Company and the Sponsor dated December 7, 2023, the Sponsor has transferred and delivered to the Company 4,900,000 Class B ordinary shares of the Company in exchange for 4,900,000 Class A ordinary shares of the Company (the “Share Exchange”). The 4,900,000 Class A Shares issued in connection with the Share Exchange are subject to the same restricted as applied to the Class B Shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

Following the Share Exchange, there are 7,196,395 Class A ordinary shares and 100,000 Class B ordinary shares issued and outstanding. As a result of the Share Exchange, the Sponsor holds approximately 68.1% of the Company’s outstanding Class A ordinary shares. The issuance of the 4,900,000 Class A ordinary shares has not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

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

Promissory Note - Related Party

On July 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. The amount was subsequently repaid on May 10, 2022. As of December 31, 2023, there were no borrowings outstanding under the Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023, there were no Working Capital Loans outstanding.

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

The underwriters were paid a cash underwriting discount of $0.169 per unit, or $ 3,380,000 (including the partial exercise of over-allotment option) upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred commission of $0.35 per unit, or $7,000,000 (including the over-allotment of 1,500,000 units), which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

Note 7—Shareholders’ Equity

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2023 and 2022, there were no shares of preference shares issued or outstanding.

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

On December 7, 2023, 4,900,000 Class B Ordinary shares were exchanged for 4,900,000 Class A Ordinary shares of the Company (the “Share Exchange”) pursuant to a Share Exchange Agreement between the Company and the Sponsor. The 4,900,000 Class A ordinary shares issued in connection with the Share Exchange are subject to the same restricted as applied to the Class B ordinary shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. As a result of the Share Exchange, the Sponsor holds approximately 68.1% of the Company’s outstanding Class A Ordinary shares.

As of December 31, 2023, there were 7,196,395 Class A Ordinary shares and 100,000 Class B Ordinary shares issued and outstanding.

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

Warrants— Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade., There were 8,966,000 Private Placement Warrants outstanding as of December 31, 2023 and 2022. The Company will account for the Private Placement Warrants as equity instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of this registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. There were 9,999,989 and 9,999,991 Public Warrants outstanding as of December 31, 2023 and 2022, respectively.

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

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the British Virgin Islands General Corporation Law. As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire and become worthless. There were 20,000,000 Public Rights outstanding as of December 31, 2023 and 2022.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$21,895,685	$21,895,685	—	—

		Quoted Prices in	Significant Other	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$206,356,227	$206,356,227	—	—

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

Note 9 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement except for the following:

On March 15, 2024, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), which stated that the Company no longer complies with Nasdaq’s continued listing rules on The Nasdaq Global Market due to the Company not having maintained a minimum of 400 public holders for continued listing, as required pursuant to Nasdaq Listing Rule 5450(a)(2). In accordance with the Nasdaq listing rules, the Company has 45 calendar days to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq can grant the Company an extension of up to 180 calendar days from the date of the letter to evidence compliance. The Company plans to submit a compliance plan within the specified period.