Form 10-Q
period 2024-03-31
ASPAC II Acquisition Corp.
filed 2024-05-10
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to ______

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

As of May 9, 2024, 7,196,395 Class A Ordinary Shares and 100,000 Class B Ordinary Shares, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2024 and the Company’s final prospectus for its initial public offering filed with the SEC on May 3, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

A SPAC II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023

Assets
Current assets:
Cash	$252,438	$442,147
Prepaid expenses	93,255	34,489
Total current assets	345,693	476,636

Investments held in Trust Account	22,181,297	21,895,685
Total Assets	$22,526,990	$22,372,321

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$169,678	$157,354
Total current liabilities	169,678	157,354

Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	7,169,678	7,157,354

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 1,996,395 shares at redemption value of $11.111 and $10.968 per share as of March 31, 2024 and December 31, 2023, respectively	22,181,297	21,895,685

Shareholders’ Deficit
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 5,200,000 shares issued and outstanding (excluding 1,996,395 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023	—	—

Class B ordinary shares, no par value; 50,000,000 shares authorized; 100,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(6,823,985)	(6,680,718)
Total Shareholders’ Deficit	(6,823,985)	(6,680,718)
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Deficit	$22,526,990	$22,372,321

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2024	2023

General and administrative expenses	$148,651	$197,239
Loss from operations	(148,651)	(197,239)
Other income:
Interest income	290,996	2,199,283
Income before income taxes	142,345	2,002,044
Income taxes provision	—	—
Net income	$142,345	$2,002,044

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	1,996,395	20,300,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.12	$0.10
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,300,000	5,000,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance –December 31, 2023	5,200,000	$—	100,000	$—	$—	$(6,680,718)	$(6,680,718)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(285,612)	(285,612)
Net Income	—	—	—	—	—	142,345	142,345
Balance – March 31, 2024	5,200,000	$—	100,000	$—	$—	$(6,823,985)	$(6,823,985)

For the Three Months Ended March 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance –December 31, 2022	300,000	$—	5,000,000	$—	$—	$(5,873,067)	$(5,873,067)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(2,189,543)	(2,189,543)
Net Income	—	—	—	—	—	2,002,044	2,002,044
Balance – March 31, 2023	300,000	$—	5,000,000	$—	$—	$(6,060,566)	$(6,060,566)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities:
Net income	$142,345	$2,002,044
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in trust account	(285,612)	(2,189,543)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(58,766)	11,333
Accounts payable and accrued expenses	12,324	35,994
Net cash used in operating activities	(189,709)	(140,172)

Net change in cash	(189,709)	(140,172)

Cash, beginning of the period	442,147	1,063,837
Cash, end of the period	$252,438	$923,665
Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value	$285,612	$2,189,543

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

As of March 31, 2024, the Company had not commenced any operations. All activities from June 28, 2021 (inception) through March 31, 2024, are related to the Company’s formation, the initial public offering (“IPO”) and its search of a Business Combination target as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

On December 11, 2023, the Company received a notice from Nasdaq, stating that the Company’s listed securities failed to comply with the $50,000,000 market value of listed securities requirement for continued listing on the Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(A) based upon the Company’s market value of listed securities for the 30 consecutive business days prior to the date of the notice. Pursuant to a Share Exchange Agreement entered by and between the Company and the Sponsor dated December 7, 2023, the Sponsor has transferred and delivered to the Company 4,900,000 Class B ordinary shares of the Company in exchange for 4,900,000 Class A ordinary shares of the Company (the “Share Exchange”). The 4,900,000 Class A Shares issued in connection with the Share Exchange are subject to the same restricted as applied to the Class B Shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

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

On March 15, 2024, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), which stated that the Company no longer complies with Nasdaq’s continued listing rules on The Nasdaq Global Market due to the Company not having maintained a minimum of 400 public holders for continued listing, as required pursuant to Nasdaq Listing Rule 5450(a)(2). In accordance with the Nasdaq listing rules, the Company has 45 calendar days to submit a plan to regain compliance. On April 29, 2024, the Company submitted a compliance plan. On May 1, 2024, the Company received a letter from Nasdaq accepting the Company’s compliance plan. The Company has been given an extension of up to September 11, 2024 to regain compliance with Rule 5450(a)(2). In the event that the Company does not regain compliance on or before September 11, 2024, Nasdaq will provide notice to the Company that its listed securities will be delisted and at that time, the Company may appeal the determination to the Nasdaq Listing Qualifications Panel.

Going Concern Consideration

As of March 31, 2024, the Company had cash of $252,438 and a working capital of $176,015.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $252,438 and $442,147 in cash as of March 31, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, shares of common stock subject to possible redemption are presented at redemption value of $11.111 and $10.968 per share, respectively, as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31,
	2024	2023
Net income	$142,345	$2,002,044
Accretion of ordinary shares to redemption value	(285,612)	(2,189,543)
Net loss including accretion of ordinary shares to redemption value	$(143,267)	$(187,499)

	For the Three Months Ended March 31,
	2024		2023
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(39,200)	$(104,067)	$(150,444)	$(37,055)
Accretion of ordinary shares subject to possible redemption to redemption value	285,612	—	2,189,543	—
Allocation of net income (loss)	246,412	(104,067)	2,039,099	(37,055)

Denominator:
Basic and diluted weighted average shares outstanding	1,996,395	5,300,000	20,300,000	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.12	$(0.02)	$0.10	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

As of March 31, 2024 and December 31, 2023, the Class A Ordinary share reflected on the balance sheet are reconciled in the following table.

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants and Public Rights	(15,500,000)
Proceeds allocate to over-allotment liability	(67,450)
Class A ordinary shares issuance cost	(12,109,127)
Plus:
Remeasurement of carrying value to redemption value	34,032,804
Class A Ordinary shares subject to possible redemption - December 31, 2022	206,356,227
Plus:
Remeasurement of carrying value to redemption value	6,243,425
Less:
Payment to redeemed shareholders	(190,703,967)
Class A Ordinary shares subject to possible redemption- December 31, 2023	21,895,685
Plus:
Remeasurement of carrying value to redemption value	285,612
Class A Ordinary shares subject to possible redemption- March 31, 2024	$22,181,297

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

Following the Share Exchange, there were 7,196,395 Class A ordinary shares and 100,000 Class B ordinary shares issued and outstanding. As a result of the Share Exchange, the Sponsor holds approximately 68.1% of the Company’s outstanding Class A ordinary shares. The issuance of the 4,900,000 Class A ordinary shares has not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

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

Promissory Note - Related Party

On July 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. The amount was subsequently repaid on May 10, 2022. As of March 31, 2024 and December 31, 2023, there were no borrowings outstanding under the Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

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

Underwriting Agreement

The Company granted Maxim, the representative of the underwriters a 45-day option from the date of the IPO to purchase up to 2,775,000 additional Units to cover over-allotments, if any, at IPO price less the underwriting discounts and commissions. On May 5, 2022, simultaneously with the closing of the IPO, the underwriter partially exercised its over-allotment option to purchase 1,500,000 Units, generating gross proceeds to the Company of $15,000,000.

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

Note 7—Shareholders’ Deficit

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2024 and December 31, 2023, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 500,000,000 shares of Class A Ordinary shares with no par value. As of March 31, 2024 and December 31, 2023, there were 5,200,000 shares of Class A Ordinary Shares outstanding (excluding 1,996,395 subject to possible redemption).

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

As of March 31, 2024 and December 31, 2023, there were 7,196,395 Class A Ordinary shares and 100,000 Class B Ordinary shares issued and outstanding.

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

Warrants— Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Company will account for the Private Placement Warrants as equity instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of this registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. There were 9,999,989 Public Warrants outstanding as of March 31, 2024 and December 31, 2023.

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

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the British Virgin Islands General Corporation Law. As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire and become worthless. There were 20,000,000 Public Rights outstanding as of March 31, 2024 and December 31, 2023.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$22,181,297	$22,181,297	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust account	$21,895,685	$21,895,685	—	—

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

Note 9 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statement was issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

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

Recent Developments

On December 11, 2023, the Company received a notice from Nasdaq, stating that the Company’s listed securities failed to comply with the $50,000,000 market value of listed securities requirement (the “MVLS Requirement”) for continued listing on the Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(A) based upon the Company’s market value of listed securities for the 30 consecutive business days prior to the date of the notice. Pursuant to a Share Exchange Agreement between the Company and the Sponsor dated December 7, 2023, the Sponsor has transferred and delivered to the Company 4,900,000 Class B ordinary shares of the Company in exchange for 4,900,000 Class A ordinary shares of the Company (the “Share Exchange”). Following the Share Exchange, there are 7,196,395 Class A ordinary shares and 100,000 Class B ordinary shares issued and outstanding. Therefore, the Company believes that it has regained compliance with the MVLS Requirement.

On March 15, 2024, the Company received a letter from Nasdaq, which stated that the Company no longer complies with Nasdaq’s continued listing rules on The Nasdaq Global Market due to the Company not having maintained a minimum of 400 public holders for continued listing, as required pursuant to Nasdaq Listing Rule 5450(a)(2). The Company has 45 calendar days to submit a plan to regain compliance. On April 29, 2024, the Company submitted a compliance plan. On May 1, 2024, the Company received a letter from Nasdaq accepting the Company’s compliance plan. The Company has been given an extension of up to September 11, 2024 to regain compliance with Rule 5450(a)(2). In the event that the Company does not regain compliance on or before September 11, 2024, Nasdaq will provide notice to the Company that its listed securities will be delisted and at that time, the Company may appeal the determination to the Nasdaq Listing Qualifications Panel.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception June 28, 2021 (inception) through March 31, 2024 were organizational activities and those necessary to prepare for, and consummate, the IPO. Following our IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination.

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

For the three months ended March 31, 2024, we had a net income of $142,345, which consisted of general and administrative expenses of $148,651, offset by interest income of $290,996.

For the three months ended March 31, 2023, we had a net income of $2,002,044, which consisted of general and administrative expenses of $197,239, offset by interest income of $2,199,283.

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

For the three months ended March 31, 2024 and 2023, cash used in operating activities was $189,709 and $140,172, respectively.

As of March 31, 2024, we had marketable securities held in the Trust Account of $22,181,297 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2024, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products or services. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2024, we had cash of $252,438 outside the Trust Account. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

As of March 31, 2024, the Company had cash of $252,438 and working capital of $176,015. Pursuant to the Company’s Second Amended and Restated Memorandum and Articles of Association, the Company has until August 5, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination within this time period (the “Combination Period”). If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

As of March 31, 2024 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

Pursuant to a Share Exchange Agreement between the Company and the Sponsor dated December 7, 2023, the Sponsor has transferred and delivered to the Company 4,900,000 Class B ordinary shares of the Company in exchange for 4,900,000 Class A ordinary shares of the Company (the “Share Exchange”). The issuance of the 4,900,000 Class A ordinary shares has not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

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

Dated: May 10, 2024	A SPAC II ACQUISITION CORP.

	By:	/s/ Serena Shie
	Name:	Serena Shie
	Title:	Chief Executive Officer
(Principal Executive Officer)