Form 10-K/A
period 2023-12-31
ASPAC II Acquisition Corp.
filed 2024-10-11
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41372

A SPAC II ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

289 Beach Road #03-01 Singapore 199552	N/A
(Address of principal executive offices)	(Zip Code)

(65) 6818 5796

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, with no par value, one-half of one redeemable warrant and one right to receive one-tenth of one Class A ordinary share	ASUUF	OTC Markets
Class A Ordinary Shares	ASCBF	OTC Markets
Warrants	ASCWF	OTC Markets
Rights	ASCRF	OTC Markets

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

As of March 28, 2024, there were 7,196,395 Class A ordinary shares and 100,000 Class B ordinary shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor’s Name	Auditor’s Location	Auditor’s Firm ID
Marcum Asia CPAs llp	New York, NY	Firm ID#: 5395

EXPLANATORY NOTE

A SPAC II Acquisition Corp. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024. We are filing this Form 10-K/A to include management’s report on internal control over financial reporting, which was inadvertently omitted from Item 9A of the Original Form 10-K. This Form 10-K/A includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, from our Chief Executive Officer and Chief Financial Officer, dated as of the date of filing of this Form 10-K/A.

This Form 10-K/A reflects information as of the original filing date of the Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-K, except as specifically noted above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation and the fact that management’s report on internal control over financial reporting was inadvertently omitted from Item 9A of the Original Form 10-K, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2023 was effective.

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC II ACQUISITION CORP.

Dated: October 11, 2024	By:	/s/ Serena Shie
	Name:	Serena Shie
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Serena Shie	Chief Executive Officer
Serena Shie	(Principal Executive Officer)	October 11, 2024

/s/ Claudius Tsang	Chief Financial Officer
Claudius Tsang	(Principal Accounting and Financial Officer)	October 11, 2024

/s/ Malcolm F. MacLean IV
Malcolm F. MacLean IV	Director	October 11, 2024

/s/ Anson Chan
Anson Chan	Director	October 11, 2024

/s/ Ka Wo Chan
Ka Wo Chan	Director	October 11, 2024

/s/ Bryan Biniak
Bryan Biniak	Director	October 11, 2024

/s/ Paul Cummins
Paul Cummins	Director	October 11, 2024