Form 10-Q
period 2024-09-30
ASPAC II Acquisition Corp.
filed 2024-11-12
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

(65) 6818 5796

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)
Units, each consisting of one Class A ordinary share, with no par value, one-half of one redeemable warrant and one right to receive one-tenth of one Class A ordinary share	ASUUF
Class A ordinary shares, no par value, included as part of the units	ASCBF
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, included as part of the units	ASCWF
Rights, each Right to receive one-tenth (1/10) of one Class A ordinary share included as part of the units	ASCRF

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

As of November 12, 2024, 5,587,978 Class A Ordinary Shares and 100,000 Class B Ordinary Shares, were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

A SPAC II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Current assets:
Cash	$72,752	$442,147
Prepaid expenses	20,250	34,489
Total current assets	93,002	476,636

Investments held in Trust Account	4,433,981	21,895,685
Total Assets	$4,526,983	$22,372,321

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$261,216	$157,354
Total current liabilities	261,216	157,354

Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	7,261,216	7,157,354

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 387,978 shares and 1,996,395 shares at redemption value of $11.428 and $10.968 per share as of September 30, 2024 and December 31, 2023, respectively	4,433,981	21,895,685

Shareholders’ Deficit
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 5,200,000 shares issued and outstanding; excluding 387,978 shares and 1,996,395 shares subject to possible redemption, as of September 30, 2024 and December 31, 2023, respectively	—	—

Class B ordinary shares, no par value; 50,000,000 shares authorized; 100,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,168,214)	(6,680,718)
Total Shareholders’ Deficit	(7,168,214)	(6,680,718)
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Deficit	$4,526,983	$22,372,321

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$195,662	$291,401	$497,763	$713,350
Loss from operations	(195,662)	(291,401)	(497,763)	(713,350)
Other income:
Interest income	130,919	1,288,414	713,645	5,983,928
Income (loss) before income taxes	(64,743)	997,013	215,882	5,270,578
Income taxes provision	—	—	—	—
Net income (loss)	$(64,743)	$997,013	$215,882	$5,270,578

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	894,979	8,258,518	1,996,395	16,043,164
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$0.13	$0.29	$0.34
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,300,000	5,300,000	5,300,000	5,300,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.03)	$(0.02)	$(0.07)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	5,200,000	$—	100,000	$—	$—	$(6,680,718)	$(6,680,718)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(285,612)	(285,612)
Net income	—	—	—	—	—	142,345	142,345
Balance – March 31, 2024	5,200,000	$—	100,000	$—	$—	$(6,823,985)	$(6,823,985)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(288,784)	(288,784)
Net income	—	—	—	—	—	138,280	138,280
Balance – June 30, 2024	5,200,000	$—	100,000	$—	$—	$(6,974,489)	$(6,974,489)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(128,982)	(128,982)
Net loss	—	—	—	—	—	(64,743)	(64,743)
Balance – September 30, 2024	5,200,000	$—	100,000	$—	$—	$(7,168,214)	$(7,168,214)

For the three and nine months ended September 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	300,000	$—	5,000,000	$—	$—	$(5,873,067)	$(5,873,067)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(2,189,543)	(2,189,543)
Net Income	—	—	—	—	—	2,002,044	2,002,044
Balance – March 31, 2023	300,000	$—	5,000,000	$—	$—	$(6,060,566)	$(6,060,566)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(2,486,469)	(2,486,469)
Net Income	—	—	—	—	—	2,271,521	2,271,521
Balance – June 30, 2023	300,000	$—	5,000,000	$—	$—	$(6,275,514)	$(6,275,514)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(1,279,967)	(1,279,967)
Net Income	—	—	—	—	—	997,013	997,013
Balance – September 30, 2023	300,000	$—	5,000,000	$—	$—	$(6,558,468)	$(6,558,468)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$215,882	$5,270,578
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in trust account	(703,378)	(5,955,979)
Change in operating assets and liabilities:
Prepaid expenses and other assets	14,239	29,387
Accounts payable and accrued expenses	103,862	124,308
Net cash used in operating activities	(369,395)	(531,706)

Cash Flows from Investing Activities:
Cash withdrawn from trust account to pay shareholder redemptions	18,165,082	190,703,967
Net cash provided by investing activities	18,165,082	190,703,967

Cash Flows from Financing Activities:
Payment of public shareholder redemptions	(18,165,082)	(190,703,967)
Net cash provided by (used in) financing activities	(18,165,082)	(190,703,967)

Net change in cash	(369,395)	(531,706)

Cash, beginning of the period	442,147	1,063,837
Cash, end of the period	$72,752	$532,131
Supplemental Disclosure of Cash Flow Information:

Remeasurement of carrying value to redemption value	$703,378	$5,955,979

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

As of September 30, 2024, the Company had not commenced any operations. All activities from June 28, 2021 (inception) through September 30, 2024, are related to the Company’s formation, the initial public offering (“IPO”) and its search of a Business Combination target as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company initially had until 15 months from the closing of the IPO (or up to 21 months if the Company extends the period of time to consummate a Business Combination), as a result of the shareholders’ approval, the Company amended and restated its Charter to extend the date by which it has to complete a business combination to August 5, 2025, or up to 39 months from the IPO (the “Combination Period” as described below). If the Company is unable to complete a Business Combination by August 5, 2025. the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On March 15, 2024, the Company received a letter (“Non-Compliance Letter”) from the Listing Qualifications Staff of Nasdaq stating that the Company no longer complies with Nasdaq’s continued listing rules on The Nasdaq Global Market due to the Company not having maintained a minimum of 400 public holders for continued listing, as required pursuant to Nasdaq Listing Rule 5450(a)(2). In accordance with the Nasdaq listing rules, the Company has 45 calendar days to submit a plan to regain compliance. On April 29, 2024, the Company submitted a compliance plan. On May 1, 2024, the Company received a letter from Nasdaq accepting the Company’s compliance plan. The Company was given an extension of up to September 11, 2024 to regain compliance with Rule 5450(a)(2).

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

On September 13, 2024, the Company received a letter (“Delisting Letter”) from the Listing Qualifications Staff of Nasdaq, which stated that the Company did not comply with the minimum 400 total shareholders requirement for continued listing on the Nasdaq Global Market, and had failed to regain compliance with Nasdaq Listing Rule 5450(a)(2) during the extension period which ended on September 11, 2024.

On September 24, 2024, trading in the Company’s securities was suspended on Nasdaq. The Company’s Units, Class A Ordinary Shares, Warrants and Rights are now quoted on Over-the-Counter (OTC) markets under the symbols “ASUUF,” ASCBF,” “ASCWF” and “ASCRF,” respectively.

Going Concern Consideration

As of September 30, 2024, the Company had cash of $72,752 and a working capital deficit of $168,214.

The Company has until August 5, 2025 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly held reporting company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period (by August 5, 2025), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $72,752 and $442,147 in cash as of September 30, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of September 30, 2024 and December 31, 2023, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, ordinary shares subject to possible redemption are presented at redemption value of $11.428 and $10.968 per share, respectively, as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$(64,743)	$997,013	$215,882	$5,270,578
Remeasurement of ordinary shares to redemption value	(128,982)	(1,279,967)	(703,378)	(5,955,979)
Net loss including remeasurement of ordinary shares to redemption value	$(193,725)	$(282,954)	$(487,496)	$(685,401)

	For the Three Months Ended September 30,
	2024		2023
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(27,987)	$(165,738)	$(172,348)	$(110,606)
Remeasurement of ordinary shares subject to possible redemption to redemption value	128,982	—	1,279,967	—
Allocation of net income (loss)	$100,995	$(165,738)	$1,107,619	$(110,606)

Denominator:
Basic and diluted weighted average shares outstanding	894,979	5,300,000	1,996,395	5,300,000
Basic and diluted net income (loss) per ordinary share	$0.11	$(0.03)	$0.13	$(0.02)

	For the Nine Months Ended September 30,
	2024		2023
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(133,386)	$(354,110)	$(515,200)	$(170,201)
Remeasurement of ordinary shares subject to possible redemption to redemption value	703,378	—	5,955,979	—
Allocation of net income (loss)	$569,992	$(354,110)	5,440,779	(170,201)

Denominator:
Basic and diluted weighted average shares outstanding	1,996,395	5,300,000	16,043,164	5,300,000
Basic and diluted net income (loss) per ordinary share	$0.29	$(0.07)	$0.34	$(0.03)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

As of September 30, 2024 and December 31, 2023, the Class A Ordinary share reflected on the balance sheet are reconciled in the following table.

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants and Public Rights	(15,500,000)
Proceeds allocate to over-allotment liability	(67,450)
Class A ordinary shares issuance cost	(12,109,127)
Plus:
Remeasurement of carrying value to redemption value	34,032,804
Class A ordinary shares subject to possible redemption - December 31, 2022	206,356,227
Plus:
Remeasurement of carrying value to redemption value	6,243,425
Less:
Payment to redeemed shareholders	(190,703,967)
Class A ordinary shares subject to possible redemption- December 31, 2023	21,895,685
Plus:
Remeasurement of carrying value to redemption value	703,378
Less:
Payment to redeemed shareholders	(18,165,082)
Class A ordinary shares subject to possible redemption- September 30, 2024	$4,433,981

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

Promissory Note - Related Party

On July 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. The amount was subsequently repaid on May 10, 2022. As of September 30, 2024 and December 31, 2023, there were no borrowings outstanding under the Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

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

Note 7–Shareholders’ Deficit

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2024 and December 31, 2023, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares—The Company is authorized to issue 500,000,000 shares of Class A Ordinary shares with no par value. As of September 30, 2024 and December 31, 2023, there were 5,200,000 shares of Class A Ordinary Shares outstanding excluding 387,978 shares and 1,996,395 shares subject to possible redemption, respectively.

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

On December 7, 2023, 4,900,000 Class B Ordinary shares were exchanged for 4,900,000 Class A Ordinary shares of the Company (the “Share Exchange”) pursuant to a Share Exchange Agreement between the Company and the Sponsor. The 4,900,000 Class A ordinary shares issued in connection with the Share Exchange are subject to the same restricted as applied to the Class B ordinary shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. As a result of the Share Exchange, the Sponsor holds approximately 68.1% of the Company’s then outstanding Class A Ordinary shares.

As of September 30, 2024 and December 31, 2023, there were 5,587,978 and 7,196,395 Class A Ordinary shares, and 100,000 and 100,000 Class B Ordinary shares, respectively, issued and outstanding.

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

Warrants— Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Company will account for the Private Placement Warrants as equity instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of this registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. There were 9,999,989 Public Warrants outstanding as of September 30, 2024 and December 31, 2023.

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

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the British Virgin Islands General Corporation Law. As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire and become worthless. There were 20,000,000 Public Rights outstanding as of September 30, 2024 and December 31, 2023.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$4,433,981	$4,433,981	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust account	$21,895,685	$21,895,685	—	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to A SPAC II Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On September 13, 2024, the Company received a letter (“Delisting Letter”) from the Listing Qualifications Staff of Nasdaq, which stated that the Company did not comply with the minimum 400 total shareholders requirement for continued listing on the Nasdaq Global Market, and had failed to regain compliance with Nasdaq Listing Rule 5450(a)(2) during the extension period which ended on September 11, 2024.

On September 24, 2024, trading in the Company’s securities was suspended on Nasdaq. The securities are now quoted Over-the-Counter market.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception June 28, 2021 (inception) through September 30, 2024 were organizational activities and those necessary to prepare for, and consummate, the IPO. Following our IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination.

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

For the three months ended September 30, 2024, we had a net loss of $64,743, which consisted of general and administrative expenses of $195,662 , offset by interest income of $130,919. For the nine months ended September 30, 2024, we had a net income of $215,882, which consisted of general and administrative expenses of $497,763, offset by interest income $713,645.

For the three months ended September 30, 2023, we had a net income of $997,013, which consisted of general and administrative expenses of $291,401, offset by interest income of $1,288,414. For the nine months ended September 30, 2023, we had a net income of $5,270,578, which consisted of general and administrative expenses of $713,350, offset by interest income $5,983,928.

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

For the nine months ended September 30, 2024 and 2023, cash used in operating activities was $369,395 and $531,706, respectively.

As of September 30, 2024, we had marketable securities held in the Trust Account of $4,433,981 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2024, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products or services. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2024, we had cash of $72,752 outside the Trust Account. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

As of September 30, 2024, the Company had cash of $72,752 and working capital deficit of $168,214. Pursuant to the Company’s Third Amended and Restated Memorandum and Articles of Association, the Company has until August 5, 2025 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination within this time period (the “Combination Period”). If a Business Combination is not consummated within the Combination Period, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

As of September 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation and the fact that management’s report on internal control over financial reporting was inadvertently omitted from Item 9A of the Original Form 10-K, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item. However, in addition to the risk factors disclosed in our final prospectus filed with the SEC on May 3, 2022 and our Annual Report on Form 10-K for the year ended December 31, 2023, the Company has identified the below-listed additional risk factors.

On September 24, 2024, trading in the Company’s securities was suspended on Nasdaq and our securities are now quoted over-the-counter (“OTC”) market. This could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On September 13, 2024, the Company received a letter (“Delisting Letter”) from the Listing Qualifications Staff of Nasdaq, which stated that the Company did not comply with the minimum 400 total shareholders requirement for continued listing on the Nasdaq Global Market, and had failed to regain compliance with Nasdaq Listing Rule 5450(a)(2) during the extension period which ended on September 11, 2024.

On September 24, 2024, trading in the Company’s securities was suspended on Nasdaq.

Our securities are currently quoted on the over-the-counter market. As a result, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Currently our securities are not eligible for proprietary broker-dealer quotations. All quotes will reflect unsolicited customer orders and, as a result, we expect any trading to involve a higher risk of wider spreads, increased volatility, and price dislocations and a general illiquid trading environment. Proprietary broker-dealer quotations may not commence until an initial review by a broker-dealer under the SEC’s Rule 15c2-11 which would enable brokers to publish competing quotes and provide continuous market making. No assurance can be provided that a liquid trading market will develop even if market makers begin proprietary quotations and thus we expect investors will experience difficulty in trading our securities.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because they have been delisted, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities. This state level regulation introduces additional compliance requirements for brokers to consider making markets in our securities and will further negatively impact any trading liquidity in our securities. Federal statute allows the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, the states can regulate or bar the sale of securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Since our securities are no longer listed on the Nasdaq, our securities are not covered securities and we are subject to regulation in each state in which we offer our securities, including in connection with our initial business combination if our securities are not listed on an exchange prior to an initial business combination.

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

None

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

Dated: November 12, 2024	A SPAC II ACQUISITION CORP.

	By:	/s/ Serena Shie
	Name:	Serena Shie
	Title:	Chief Executive Officer
(Principal Executive Officer)