Form 10-K
period 2024-12-31
ASPAC II Acquisition Corp.
filed 2025-03-27
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(65) 6818 5796

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol
Units, each consisting of one Class A ordinary share, with no par value, one-half of one redeemable warrant and one right to receive one-tenth of one Class A ordinary share	ASUUF
Class A ordinary shares	ASCBF
Warrants	ASCWF
Rights	ASCRF

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

As of June 28, 2024, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $22,359,624.

As of March 27, 2025, there were 5,587,978 Class A ordinary shares and 100,000 Class B ordinary shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A SPAC II ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2024

i

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

Our Sponsor, A SPAC II (Holdings) Corp., a British Virgin Islands company, (the “Sponsor”) and a majority of our officers and directors have significant ties to China. Specifically, our Chief Executive Officer, Ms. Serena Shie, our Chief Financial Officer, Mr. Claudius Tsang, and two of our five directors, Mr. Anson Chan and Mr. Ka Wo Chan, are located in China. Because of our significant ties to China, it may make us a less attractive partner with a non-China-based target company, which may therefore limit the pool of acquisition candidates available to us.

We may also be subject to risks due to uncertainty of the interpretation and the application of the People’s Republic of China (the “PRC”) laws and regulations. The PRC government has initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In particular, on February 17, 2023, the Chinese Securities Regulatory Commission (the “CSRC”) issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and relevant supporting guidelines (collectively, the “New Administrative Rules Regarding Overseas Listings”), which came into effect on March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC as per requirement of the Trial Measures. On February 24, 2023, the CSRC promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Since the interpretation and the implementation of the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions are subject to change, we cannot assure you that they will not apply to us in the future and if we are required to complete such filings, we will be able to complete the relevant filings in a timely manner or fulfil all the regulatory requirements thereunder. At this time, it is highly uncertain on how the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, and the potential impact such modified or new laws and regulations will have on our capability to complete a business combination within a prescribed time period, accept foreign investments, and post-combination entity’s ability to conduct its business or list on an United States (“U.S.”) exchange or other foreign exchange. See “Part I - Item 1. - Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” starting on page 8 of this Annual Report.

Although we are not a PRC operating entity, we cannot assure you that the Chinese government will reach the same conclusion, or will not promulgate new rules or regulations to govern us due to the ties our management and Sponsor have with China. The governing PRC laws and regulations can change quickly with little advance notice, which may result in a material change in our search for a target business and/or the value of our securities, or cause the value of our securities after we have completed our business combination to significantly decline or be worthless, or substantially limit or completely hinder the post-combined company’s ability to offer or continue to offer securities to investors. See “Part I - Item 1A. Risk Factors - Uncertainties with respect to the PRC legal system could have a material adverse effect on us.” on page 17 and “China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on our business and the value of our securities.” on page 17 of this Annual Report. The Chinese government may intervene or influence the operations of the PRC operating entities at any time and may exert more control over offerings conducted overseas, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions; as well as uncertainties with respect to the PRC legal system could have a material adverse effect on our operation and the value of our securities. For instance, as the date of this Annual Report, we are not required to obtain any permission from China authorities nor received any objection or restriction from Chinese authorities to continue listing our securities in U.S. exchanges, however, we cannot guarantee that PRC authorities may not initiate any change in its law, rules or regulations, or governmental policies that would require permission or scrutiny from relevant PRC authorities; or any law, regulation, rules and policies will become effective and enforceable while we are listed over-the-counter and seeking a target for the initial business combination that could substantially affect our operation and the value of our securities may depreciate quickly or even become worthless. See “Part I - Item 1. - Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” on page 8. Though we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), we are subject to risks and uncertainties about future actions of the PRC government or law enforcement to refrain our activities or operation due to the significant ties to China of our Sponsor, officers and directors, which could limit our search for a target business and that can cause the value of our securities to significantly decline or become worthless. See “Part I - Item 1A. Risk Factors - Even though we are not a company incorporated in China, the Sponsor and a majority of our officers and directors have significant ties to China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We believe that we are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies decide that we were required to obtain approval and we were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.” on page 15 of this Annual Report.

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

Extension and Redemptions

On August 1, 2023, at its Extraordinary General Meeting (the “2023 EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Second Charter Amendment”) to, among other things, allow the Company to extend the date by which it has to complete a business combination to August 5, 2024, or up to 27 months from its initial public offering. In connection with the shareholders’ vote at the 2023 EGM, 18,003,605 Class A ordinary shares were tendered for redemption. On August 1, 2023, following the shareholder approval, the Company filed the Charter Amendment with the British Virgin Islands Registrar of Corporate Affairs, giving the Company up to 27 months from its initial public offering (i.e., until August 5, 2024) to consummate an initial business combination.

On July 23, 2024, at its Extraordinary General Meeting (the “2024 EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Third Charter Amendment”) to allow the Company to extend the date by which it has to complete a business combination to August 5, 2025, or up to 39 months from its initial public offering. In connection with the shareholders’ vote at the 2024 EGM, 1,608,417 Class A ordinary shares were tendered for redemption. Pursuant to the Third Amended Charter which became effective on July 23, 2024, the Company has up to 39 months from its initial public offering (i.e., until August 5, 2025) to consummate an initial business combination. The Third Amended Charter was filed as an exhibit to the Current Report on Form 8-K, filed on July 24, 2024.

Delisting from the Nasdaq

On December 11, 2023, the Company received a notice from Nasdaq, stating that the Company’s listed securities failed to comply with the $50,000,000 market value of listed securities requirement for continued listing on the Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(A) based upon the Company’s market value of listed securities for the 30 consecutive business days prior to the date of the notice. Pursuant to a Share Exchange Agreement entered by and between the Company and the Sponsor dated December 7, 2023, the Sponsor transferred and delivered to the Company 4,900,000 Class B ordinary shares of the Company in exchange for 4,900,000 Class A ordinary shares of the Company (the “Share Exchange”). The 4,900,000 Class A Shares issued in connection with the Share Exchange are subject to the same restrictions as applied to the Class B Shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

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

Ms. Serena Shie has served as our Chief Executive Officer since August 2022. Ms. Shie has approximately a decade of experience in capital markets, property development and entrepreneurship. Since January 2025, Ms. Shie has served as Director of Pallas Trust Group Limited. Since March 2022, Ms. Shie has been the Executive Director and Chief Operations Officer of A SPAC (HK) Acquisition Corp, until the company’s dissolution in February 2025. Since 2021, Ms. Shie has been a Director of A SPAC (Holdings) Group Corp, which engages in SPAC sponsorship and project management. Since 2020, Ms. Shie has been the Chief Executive Officer of First Euro Investments Limited, a company engaged in project management, including special purpose acquisition company projects, and SPAC sponsorship. Ms. Shie has also served as the Director of Lion Pride Properties Corp. since 2018, which invests into development of high rises in the Philippines. Ms. Shie has served as the Chief Executive Officer of Jumpstart Media since March of 2020, and is overseeing the growth of the office. Jumpstart Media is an English print publication in APAC covering tech startups. Ms. Shie served as the President, Chief Financial Officer and Director of Model Performance Acquisition Corp. from March 2021 until it closed its business combination with MultiMetaVerse Inc. in January 2023. From 2015 to 2017, Ms. Shie was an associate in the Hong Kong office of Latham & Watkins, LLP, where she worked on capital market transactions, with a focus on debt offerings, IPO and M&A. Ms. Shie holds a Bachelor from New York University, and a J.D. degree from Harvard Law School.

We believe that Ms. Shie is qualified to serve as our Chief Executive Officer based on her experience in entrepreneurship.

Mr. Claudius Tsang has served as our Chief Financial Officer since July 2021. He was our Chief Executive Officer from April 2021 until August 2022. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Since 2022, Mr. Tsang has been the non-executive director of Unity Group Holdings International Limited (SEHK:1539), a publicly listed investment company engages in the leasing and trading of energy saving products in Hong Kong. During his 15-year career at Templeton from 2005 to 2007 and from 2008 to 2020, Mr. Tsang served in various positions, including Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. From July 2007 to May 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. Mr. Tsang served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp., from March 2021 and July 2021 respectively, until it closed its business combination with MultiMetaVerse Inc. in January 2023. Since November 2022, he has served as the Chief Executive Officer, Chief Financial Officer and Chairman of A Paradise Acquisition Corp. He has served as the Chief Executive Officer since September 2021 and, since July 2024, served as the Chief Financial Officer and Chairman of JVSPAC Acquisition Corp. From February 2024 to July 2024, Mr. Tsang served as a director of International Media Acquisition Corp. Mr. Tsang has served, from April 2021, as the Chief Executive Officer, and from July 2021, as the Chairman and Chief Financial Officer of A SPAC I Acquisition Corp, until it closed its business combination with NewGenIvf Group Limited in April 2024. Since 2021, Mr. Tsang has been a Director of A SPAC (Holdings) Group Corp, which engages in SPAC sponsorship and project management. Mr. Tsang has served, since September 2021, as the Chief Executive Officer, and since July 2024, as the Chief Financial Officer and Chairman of A SPAC III Acquisition Corp. Mr. Tsang has served as the Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp from February 2022 and March 2022, respectively, until the company’s dissolution in February 2025. Mr. Tsang served as a director of the CFA Society of Hong Kong from 2013 to 2019. Mr. Tsang obtained a postgraduate certificate in sustainable business from the University of Cambridge in 2023, a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charter holder and a Certified ESG Analyst (CESGA) certification holder.

We believe that Mr. Tsang is qualified to serve as our Chief Financial Officer based on his experience and expertise.

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

We believe Mr. MacLean is qualified to serve on our board of directors based on his global investment experience.

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

We believe that Mr. Chan is qualified to serve on our board of directors based on his investment and corporate management expertise.

*	Note 1: The “Bonds Group of Companies” refers to a group of private affiliated companies beneficially-owned by the Bonds Chan Family Unit Trust.

The “Bonds Group of Companies” is NOT, per se, a registered legal entity

Mr. Ka Wo Chan has served as our director since May 2022. Mr. Chan has over a decade of experience in capital markets and entrepreneurship, where he ran a conglomerate that covers the spectrum from finance to luxury experiences and consumer goods. Under his leadership, the conglomerate grew to encompass Best Leader Precious Metals Limited, which provides trading services in precious metals, gold bullions and commodities to retail clients, institutions and wealth management services across Asia. Since its establishment, Mr. Chan has expanded the business across Australia and the Asia Pacific region. In 2017, Mr. Chan established Sweetbriar Equine Ltd., a company focused on breeding and nurturing equestrian thoroughbred horses. Since 2016, Mr. Chan has been the Founder, Chairman and Chief Executive Officer of House of Connoisseur Ltd., a premium wine importer, wholesaler and retailer in Hong Kong. Under Mr. Chan’s strategic leadership, House of Connoisseur Ltd. has become a recognized brand name in the local wine industry. Mr. Chan is also Co-chairman of the 2020/2021 Flag Day Organizing Committee of the Community Chest, Chinese People’s Political Consultative Conference Member of the 12th Hubei Province Committee, the fifth council member of the China Overseas Friendship Association. Mr. Chan obtained his bachelor’s degree in 2017 from the University of Management & Technology.

We believe that Mr. Chan is qualified to serve as our director based on his management, entrepreneurship and capital markets expertise.

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

We believe Mr. Biniak is qualified to serve on our board of directors based on his corporate and business management expertise.

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

We believe Mr. Cummins is qualified to serve on our board of directors based on his investment, accountancy, strategic management and business management expertise.

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

We have only 39 months from the closing of the IPO to complete our initial business combination. If we are unable to complete our initial business combination within such 39-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, public rights or private placement warrants. The warrants and rights will expire worthless if we fail to complete our initial business combination within the 39-month time period.

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

Our Sponsor, officers and directors are, and may become a sponsor, an officer or director of other special purpose acquisition companies (“SPAC”) with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us, and we will, therefore, have priority over any special purpose acquisition companies they subsequently join.

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

Further, we do not consider ourselves a PRC operating entity or a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic Chinese company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic Chinese companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China.” We are a blank check company incorporated in the British Virgin Islands with no operation of our own except searching for a non-China-based target for our initial business combination. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended December 31, 2024, we did not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

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

Employees

We currently have two (2) officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

Incorporated by reference to the “Risk Factors” section to the Prospectus filed with the SEC on May 3, 2022.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of December 31, 2024, the Company had $140,981 in cash outside of the Trust Account, and a working capital deficit of $280,411. Further, the Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, if the Company is unable to complete a business combination by August 5, 2025 (unless extended), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

While the pace of IPOs of new special purpose acquisition companies has slowed down recently, it is still possible that attractive targets may become more scarce, and the competition for these targets could intensify. This could increase the cost of our initial business combination and it could even result in our inability to find a target or to consummate an initial business combination.

While the formation of SPACs had surged in recent years, the pace of new SPAC IPOs has slowed down recently. Many potential targets for SPACs have already entered into initial business combinations, and although fewer SPACs are currently entering the market, there are still companies in the pipeline preparing for public offerings or currently in registration. As a result, fewer attractive targets may remain available to consummate an initial business combination.

In addition, even though the pace of IPOs of new special purpose acquisition companies has slowed down recently, competition for available targets with strong fundamentals or business models could still remain or increase. This heightened competition may lead target companies to demand improved financial terms. Attractive targets could also become more scarce for other reasons, such as downturns in the economy or specific industries, geopolitical tensions, or increases in the cost of capital required to close business combinations or operate post-business combination. These factors could increase the cost, delay, or complicate our ability to find and consummate an initial business combination, and may result in our inability to consummate a business combination on terms favorable to our shareholders.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

The Committee on Foreign Investment in the U.S. (“CFIUS”) is an interagency committee authorized to review certain transactions involving acquisitions and investments in the U.S. by foreign persons in order to determine the effect of such transactions on the national security of the U.S. CFIUS has jurisdiction to review transactions that could result in control of a U.S. business directly or indirectly by a foreign person, certain non-controlling investments that afford the foreign investor non-passive rights in a “TID U.S. business” (defined as a U.S. business that (1) produces, designs, tests, manufactures, fabricates, or develops one or more critical technologies; (2) owns or operates certain critical infrastructure; or (3) collects or maintains directly or indirectly sensitive personal data of U.S. citizens), and certain acquisitions, leases, and concessions involving real estate even with no underlying U.S. business. Certain categories of acquisitions of and investments in a U.S. business also may be subject to a mandatory notification requirement.

Our sponsor, A SPAC II (Holdings) Corp., a British Virgin Islands company, is controlled by Mr. Anson Chan and Mr. Ka Wo Chan, non-U.S. persons. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as our sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our Business Combination. If we cannot complete our Business Combination by August 5, 2025 because the review process drags on beyond the Combination Period or because our Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the Trust Account, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. Notwithstanding an investment of proceeds in government securities, we could nevertheless be considered to be operating as an unregistered investment company, and the longer we hold such securities, the more likely it is that we would be considered an unregistered investment company. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated a business combination by the Combination Period, we will be required to dissolve and liquidate our Trust Account by returning the then remaining funds in such account to the public shareholders and our warrants to purchase Class A ordinary share and our rights to receive one-tenth of one Class A ordinary share will expire worthless.

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

Even though we are not a company incorporated in China, the Sponsor and a majority of our officers and directors have significant ties to China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We believe that we are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies decide that we were required to obtain approval and we were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Even though we are not a company incorporated in China, the Sponsor and a majority of our officers and directors are located in China. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof.

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

We do not consider ourselves a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic Chinese company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic Chinese companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended December 31, 2024, we do not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

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

China Securities Regulatory Commission and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Even though we are not a company incorporated in China, if the CSRC or another PRC regulatory body subsequently determines that its approval is needed for our listing on Nasdaq or seeking a target for the initial business combination, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to continue our listing on Nasdaq and cause the value of our securities to significantly decline or be worthless.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Even though we are a blank check company incorporated in the British Virgin Islands and a non-China based issuer, our Sponsor and a majority of our officers and directors have significant ties to China. Since this document is relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws, regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our future business combination with a PRC based company. Therefore, CSRC and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas. If the CSRC or another PRC regulatory body subsequently determines that its approval is needed for our listing on Nasdaq, a business combination, the issuance of our ordinary shares upon exercise of the rights, or maintaining our status as a publicly listed company outside China, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC regulatory agencies. In any such event, these regulatory agencies may delay a potential business combination, impose fines and penalties, limit our acquisitions and operations of a target business in China, or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue our listing on Nasdaq and cause the value of our securities to significantly decline or be worthless.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on Nasdaq, under the symbol “ASCBU” on May 3, 2022. On May 31, 2022, the Company announced that holders of its units may elect to separately trade the ordinary shares, warrants and rights included in its units, commencing on or about May 31, 2022. The ordinary shares, warrants and rights started trading on the Nasdaq under the symbols “ASCB,” “ASCBW” and “ASCBR,” respectively. Units not separated continued to trade on Nasdaq under the symbol “ASCBU”, until the Company’s securities were delisted on September 24, 2024. Subsequent to the delisting, the Company’s Units, Class A ordinary shares, Warrants and Rights are now quoted on Over-the-Counter (OTC) markets under the symbols “ASUUF,” ASCBF,” “ASCWF” and “ASCRF,” respectively. After separation, the ordinary shares, warrants and rights may be recombined to create units.

Holders of Record

At March 26, 2025, there were 5,587,978 of our Class A ordinary shares held by three shareholders and 100,000 Class B ordinary shares issued and outstanding held by one shareholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Use of Proceeds

The Company is a blank check company incorporated in the British Virgin Islands as a BVI business company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

Recent Developments

On July 23, 2024, the Company convened its extraordinary general meeting (the “2024 EGM”) at which the shareholders voted pursuant to the definitive proxy statement, filed by the Company with the Securities and Exchange Commission on July 5, 2024 and mailed by the Company to its shareholders on or about July 8, 2024.

As of June 20, 2024, the record date for the 2024 EGM, there were 7,296,395 ordinary shares outstanding and entitled to vote. At the 2024 EGM, there were 6,464,659 ordinary shares voted by proxy or in person, representing 88.6% of the total ordinary shares as of the record date, and constituting a quorum for the transaction of business. The shareholders approved the Extension Amendment Proposal, and the Company filed the Third Amended and Restated Memorandum and Articles of Association (the “Third Amended Charter”) with the Registrar of Corporate Affairs at the British Virgin Islands. Pursuant to the Third Amended Charter which is effective on July 23, 2024, the Company has up to 39 months from its initial public offering (i.e., until August 5, 2025) to consummate an initial business combination. The Third Amended Charter was filed as an exhibit to the Current Report on Form 8-K, filed on July 24, 2024.

In connection with the shareholders’ vote at the 2024 EGM, 1,608,417 additional Class A ordinary shares were redeemed for $18,165,082. Immediately after the redemption, there was approximately $4.38 million remaining in the Trust Account and Sponsor holds approximately 88.0% of the Company’s 5,687,978 outstanding ordinary shares.

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

On September 24, 2024, trading in the Company’s securities was suspended on Nasdaq. The securities are now quoted on the Over-the-Counter market.

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “2024 Note”). This loan is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note is convertible into warrants having the same terms and conditions as the public warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of December 31, 2024, $157,838 outstanding under the 2024 Note.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception June 28, 2021 (inception) through December 31, 2024 were organizational activities and those necessary to prepare for, and consummate, the IPO. Following our IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest.

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

For the year ended December 31, 2024, we had a net income of $155,060, which consisted of general and administrative expenses amounting to $610,857, offset by interest earned on investment held in Trust Account of $754,753 and interest earned in bank account of $11,164.

For the year ended December 31, 2023, we had a net income of $5,435,774, which consisted of general and administrative expenses amounting to $842,030, offset by interest earned on investment held in Trust Account of $6,243,425 and interest earned in bank account of $34,379.

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

For the year ended December 31, 2024, net cash used in operating activities was $459,004. Net income of $155,060 was affected by interest earned on investment held in the Trust Account of $754,753. Changes in operating assets and liabilities provided $140,689 of cash for operating activities.

For the year ended December 31, 2024, net cash provided by investing activities was $18,165,082 representing cash withdrawn from the Trust Account to pay public shareholder redemptions.

For the year ended December 31, 2024, net cash used in financing activities was $18,007,244, which consisted of $18,165,082 public shareholder redemptions, partially offset by $157,838 of proceeds from issuance of promissory note to the Sponsor.

For the year ended December 31, 2023, net cash used in operating activities was $621,690. Net income of $5,435,774 was affected by interest earned on investment held in the Trust Account of $6,243,425. Changes in operating assets and liabilities provided $185,961 of cash for operating activities.

For the year ended December 31, 2023, net cash provided by investing activities was $190,703,967 representing cash withdrawn from the Trust Account to pay public shareholder redemptions.

For the year ended December 31, 2023, net cash used in financing activities was $190,703,967, all of which consisted public shareholder redemptions.

As of December 31, 2024, we had marketable securities held in the Trust Account of $4,485,356 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2024, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2024, we had cash of $140,981 outside the Trust Account. Until consummation of the business combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes.

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

As of December 31, 2024, we had cash of $140,981 and a working capital deficit of $280,411. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination, for which it will require additional financing. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until August 5, 2025 to consummate a Business Combination (unless further extended). If a Business Combination is not consummated within this time period (the “Combination Period”), the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty are through the completion of a business combination and receiving financing under the Working Capital Loans (see Note 5). There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

At December 31, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the commitments to the below:

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

Promissory Notes

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note (the “2024 Note”). This loan is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note is convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. The proceeds of the 2024 Note will be used to pay various expenses of the Company and for working capital purposes. As of December 31, 2024, there was $157,838 outstanding under the 2024 Note.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from the estimates made by our management. We have not identified any critical accounting estimates.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and free-standing instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2024. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of December 31, 2024.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements. As a British Virgin Islands entity, the Company is not subject to income taxes, as such, the Company does not expect any impact of adopting ASU 2023-09 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2024, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2024 was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of December 31, 2024.

Name	Age	Position
Serena Shie	35	Chief Executive Officer
Claudius Tsang	48	Chief Financial Officer
Malcolm F. MacLean IV	55	Chairman and Independent Director
Anson Chan	61	Director
Ka Wo Chan	42	Director
Bryan Biniak	56	Independent Director
Paul Cummins	60	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Ms. Serena Shie has served as our Chief Executive Officer since August 2022. Ms. Shie has approximately a decade of experience in capital markets, property development and entrepreneurship. Since January 2025, Ms. Shie has served as Director of Pallas Trust Group Limited. Since March 2022, Ms. Shie has been the Executive Director and Chief Operations Officer of A SPAC (HK) Acquisition Corp, until the company’s dissolution in February 2025. Since 2021, Ms. Shie has been a Director of A SPAC (Holdings) Group Corp, which engages in SPAC sponsorship and project management. Since 2020, Ms. Shie has been the Chief Executive Officer of First Euro Investments Limited, a company engaged in project management, including special purpose acquisition company projects, and SPAC sponsorship. Ms. Shie has also served as the Director of Lion Pride Properties Corp. since 2018, which invests into development of high rises in the Philippines. Ms. Shie has served as the Chief Executive Officer of Jumpstart Media since March of 2020, and is overseeing the growth of the office. Jumpstart Media is an English print publication in APAC covering tech startups. Ms. Shie served as the President, Chief Financial Officer and Director of Model Performance Acquisition Corp. from March 2021 until it closed its business combination with MultiMetaVerse Inc. in January 2023. From 2015 to 2017, Ms. Shie was an associate in the Hong Kong office of Latham & Watkins, LLP, where she worked on capital market transactions, with a focus on debt offerings, IPO and M&A. Ms. Shie holds a Bachelor from New York University, and a J.D. degree from Harvard Law School.

We believe that Ms. Shie is qualified to serve as our Chief Executive Officer based on her experience in entrepreneurship.

Mr. Claudius Tsang has served as our Chief Financial Officer since July 2021. He was our Chief Executive Officer from April 2021 until August 2022. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Since 2022, Mr. Tsang has been the non-executive director of Unity Group Holdings International Limited (SEHK:1539), a publicly listed investment company engages in the leasing and trading of energy saving products in Hong Kong. During his 15-year career at Templeton from 2005 to 2007 and from 2008 to 2020, Mr. Tsang served in various positions, including Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. From July 2007 to May 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. Mr. Tsang served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp., from March 2021 and July 2021 respectively, until it closed its business combination with MultiMetaVerse Inc. in January 2023. Since November 2022, he has served as the Chief Executive Officer, Chief Financial Officer and Chairman of A Paradise Acquisition Corp. He has served as the Chief Executive Officer since September 2021 and, since July 2024, served as the Chief Financial Officer and Chairman of JVSPAC Acquisition Corp. From February 2024 to July 2024, Mr. Tsang served as a director of International Media Acquisition Corp. Mr. Tsang has served, from April 2021, as the Chief Executive Officer, and from July 2021, as the Chairman and Chief Financial Officer of A SPAC I Acquisition Corp, until it closed its business combination with NewGenIvf Group Limited in April 2024. Since 2021, Mr. Tsang has been a Director of A SPAC (Holdings) Group Corp, which engages in SPAC sponsorship and project management. Mr. Tsang has served, since September 2021, as the Chief Executive Officer, and since July 2024, as the Chief Financial Officer and Chairman of A SPAC III Acquisition Corp. Mr. Tsang has served as the Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp from February 2022 and March 2022, respectively, until the company’s dissolution in February 2025. Mr. Tsang served as a director of the CFA Society of Hong Kong from 2013 to 2019. Mr. Tsang obtained a postgraduate certificate in sustainable business from the University of Cambridge in 2023, a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charter holder and a Certified ESG Analyst (CESGA) certification holder.

We believe that Mr. Tsang is qualified to serve as our Chief Financial Officer based on his experience and expertise.

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

We believe Mr. MacLean is qualified to serve on our board of directors based on his global investment experience.

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

We believe that Mr. Chan is qualified to serve on our board of directors based on his investment and corporate management expertise.

*	Note 1: The “Bonds Group of Companies” refers to a group of private affiliated companies beneficially-owned by the Bonds Chan Family Unit Trust.

The “Bonds Group of Companies” is NOT, per se, a registered legal entity

Mr. Ka Wo Chan has served as our director since May 2022. Mr. Chan has over a decade of experience in capital markets and entrepreneurship, where he ran a conglomerate that covers the spectrum from finance to luxury experiences and consumer goods. Under his leadership, the conglomerate grew to encompass Best Leader Precious Metals Limited, which provides trading services in precious metals, gold bullions and commodities to retail clients, institutions and wealth management services across Asia. Since its establishment, Mr. Chan has expanded the business across Australia and the Asia Pacific region. In 2017, Mr. Chan established Sweetbriar Equine Ltd., a company focused on breeding and nurturing equestrian thoroughbred horses. Since 2016, Mr. Chan has been the Founder, Chairman and Chief Executive Officer of House of Connoisseur Ltd., a premium wine importer, wholesaler and retailer in Hong Kong. Under Mr. Chan’s strategic leadership, House of Connoisseur Ltd. has become a recognized brand name in the local wine industry. Mr. Chan is also Co-chairman of the 2020/2021 Flag Day Organizing Committee of the Community Chest, Chinese People’s Political Consultative Conference Member of the 12th Hubei Province Committee, the fifth council member of the China Overseas Friendship Association. Mr. Chan obtained his bachelor’s degree in 2017 from the University of Management & Technology.

We believe that Mr. Chan is qualified to serve as our director based on his management, entrepreneurship and capital markets expertise.

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

We believe Mr. Biniak is qualified to serve on our board of directors based on his corporate and business management expertise.

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

We believe Mr. Cummins is qualified to serve on our board of directors based on his investment, accountancy, strategic management and business management expertise.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of five members. Each of our directors will hold office for such term as determined by the holders of our Class B ordinary shares. Holders of our Class B ordinary shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a majority of ordinary shares of that class that have voted and are entitled to vote thereon. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote by a majority of the holders of our Class B ordinary shares. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on March 28, 2022.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal control over financial reporting. The Audit Committee held no formal meetings during 2024 as the Company does not have any underlying business or employees, relying on quarterly reports and written approvals as required.

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

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2024.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, pursuant to our amended and restated memorandum and articles of association, so long as a director has disclosed any interests in a transaction entered into or to be entered into by our company to the board he/she may: vote on a matter relating to the transaction; attend a meeting of directors at which a matter relating to the transaction arises and be included among the directors present at the meeting for the purposes of a quorum; and sign a document on behalf of our company, or do any other thing in his capacity as a director, that relates to the transaction.

Each of our Sponsor and its affiliate(s) as well as our directors and officers presently have, and in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

In addition, our Sponsor, officers and directors are now, and may in the future, Sponsor or participate in the formation of, or become sponsors, an officer or director of, any other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments, may present additional conflicts of interest in determining to which entity a particular business opportunity should be presented, in pursuing an initial business target and in allocating their time to devote to our affairs. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. In particular, our officers and directors, and affiliates of our officers and directors, are currently sponsoring other blank check companies, and may look for an acquisition target in any location, has a window in which it may complete its initial business combination that overlaps the corresponding window we have.

Our sponsor, officers and directors are, and may become a sponsor, an officer or director of other special purpose acquisition companies. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”

●	Maxim (and its designees), our Sponsor, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares, Representative Shares and public shares in connection with the consummation of our initial business combination. Additionally, Maxim (and its designees), our Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination within 39 months after the closing of the IPO, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares and rights will expire worthless. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, Representative Shares or private placement warrants. The private placement warrants will expire worthless if we do not consummate a business combination within the allotted 39 month period. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial business combination.

●	Since our Sponsor and officers and directors may directly or indirectly own ordinary shares, warrants and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●

If an initial business combination is not completed, the Company will be required to liquidate. In such event, (i) the Founder Shares held by the Sponsor, for an aggregate purchase price of approximately $0.005, or $25,000 in the aggregate, and (ii) all 8,966,000 Private Warrants, for an aggregate purchase price of $1.00 per Private Warrant, or $8,966,000 in the aggregate, will be worthless because the Sponsor is not entitled to participate in any redemption of distribution from the Trust Account with respect to such securities. The Sponsor, its affiliates, or promoters, and members of our management team waived their redemption rights and liquidation rights in connection with the purchase of the Founder Shares and the Private Placement Warrants and no other consideration was paid for such agreement. Since our Sponsor, its affiliates and promoters, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●

The Sponsor may make loans from time to time to the Company to fund certain capital requirements. If our Sponsor makes any working capital loans, up to $1,150,000 of such loans may be converted into units, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. Since we will not repay such loans if we do not complete a business combination, a conflict of interest may arise. On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Serena Shie	Jumpstart Media Limited	Management	Chief Executive Officer
	Lion Pride Properties, Corp.	Property Development	Director
	A SPAC I Acquisition Corp.	SPAC	Treasurer
	JVSPAC Acquisition Corp.	SPAC	Treasurer
	Olympian Ventures (Holdings) Limited	Consulting	President
	A SPAC (HK) Acquisition Corp.	SPAC	Executive Director and Chief Operations Officer
	Pallas Trust Group Limited	Trust Services	Director
	First Euro Investments Limited	SPAC Project Management	Chief Executive Officer
	A SPAC (Holdings) Group Corp.	SPAC	Director
Claudius Tsang	A Paradise Acquisition Corp.	SPAC	Chief Executive Officer, Chief Financial Officer and Chairman
	Female Entrepreneurs Worldwide	Internet Community	Advisor
	ACH	Financial Services	Investment Director
	Beijing ReeChain Technology Limited	Blockchain	Director
	JVSPAC Acquisition Corp.	SPAC	Chief Financial Officer, and Director
	A SPAC (Holdings) Group Corp.	SPAC	Director
	A SPAC (HK) Acquisition Corp.	SPAC	Chief Executive Officer and Director

	Unity Group Holdings International Limited	ESG	Non-executive director
	A SPAC III Acquisition Corp.	SPAC	Chief Executive Officer, Chief Financial Officer and Chairman
Anson Chan	Anuenue Securities Limited	Financial Services	Responsible Officer
	Anuenue Advisors Limited	Financial Services	Responsible Officer
	Anuenue Capital International Limited	Financial Services	Responsible Officer
	Evenstar Advisor Limited	Financial Services	Responsible Officer
	Bonds Group of Companies*	Real Estate	Chairman and Chief Executive Officer
Ka Wo Chan	Best Leader Precious Metals Ltd	Financial Services	Chairman
	House of Connoisseur Ltd	Wine Trading	Chairman
	Sweetbriar Equine Ltd.	Horse Breeding	Founder and Chairman
Malcolm F. MacLean IV	Star Asia Group LLC	Real Estate	Founder & Managing Partner
	Taurus Capital Partners LLC	Investment	Managing Member
	Polaris Holdings Ltd (3010 JP)	Hotel Ownership and Management	Director
	Get Help Inc.	Private Software Company	Independent Director
Bryan Biniak	Connected Travel, LLC	Connected Vehicle Technology	Chairman & CEO
	Songtradr Group	Music Technology Advisory	President, CMO, & General Manager of Bandcamp Inc.
Paul Cummins	Crimson Tiger Limited	Advisory	Director
	Summit Developments Limited	Holding Company	Director
	Sino Advisory Limited	Advisory	Director
	Pacific Jade Corporate Services Limited	Company Secretarial	Chairman
	Connaught Road Limited	Company Secretarial	Director
	Pyrrho Management Limited	Asset Management	Director
	Broad Capital Investment Limited	Holding Company	Director
	Pacific Jade Tax Consultancy Limited	Tax Advisor	Director
	Pacific Jade Holdings Ltd	Holding Company	Director
	Seaker Estates and Hospitality Limited (仲成實業股)	Holding Company	Director
	Cooperlea Investments Ltd	Holding Company	Director
	Connaught Road Nominees Ltd	Company Secretarial	Director
	Pyrrho Investments Limited	Investment Fund	Director
	Galant Victor Holdings Ltd	Holding Company	Director
	Kitchener Hotels Limited	Hotel Operator	Director
	Summit Developments (Kent) Limited	Property Developers	Director
	The Pod Pte Limited	Hostel Operator	Director
	Chicheley Hotel limited	Hotel Operator	Director
	Seasalter Trading Ltd	Food and Beverage	Director
	Countrywide Hospitality Ltd	Hospitality	Director
	Safestay PLC	Hostel Operators	Director

*	Note 1: The “Bonds Group of Companies” refers to a group of private affiliated companies beneficially-owned by the Bonds Chan Family Unit Trust.

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

In connection with the vote required for any business combination, all of our existing shareholders, including Maxim (and its designees), our Sponsor, officers and directors, have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their respective insider shares, private shares and Representative Shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchased ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

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

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or Sponsor, unless we have obtained (i) an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions or an independent accounting firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested directors. Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

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

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Clawback Policy

On November 30, 2023, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recoupment of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and the Nasdaq rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. See Exhibit 99.4 of this Annual Report for the Company’s Clawback Policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth as of March 24, 2025, the number of Ordinary Shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary Shares
A SPAC II (Holdings) Corp. (2)	5,000,000		87.9%
Malcolm F. MacLean IV	—		—
Serena Shie	—		—
Claudius Tsang	—
Anson Chan	5,000,000	(3)	87.9%
Ka Wo Chan	5,000,000	(3)	87.9%
Bryan Biniak	—		—
Paul Cummins	—		—
	—		—
All executive officers and directors (7 individuals) and the Sponsor as a group	5,000,000		87.9%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 289 Beach Road #03-01 Singapore 199552.

(2)	Our Sponsor is controlled by both Anson Chan and Ka Wo Chan.

(3)	Consists of shares owned by A SPAC II (Holdings) Corp.

In order to meet our working capital needs, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes.

Our Sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 28, 2021, the Sponsor purchased 5,750,000 Founder Shares of the Company’s Class B ordinary shares, with no par value for an aggregate price of $25,000. On March 24, 2022, the Company cancelled 431,250 of such Founder Shares for no consideration, resulting in 5,318,750 Founder Shares remaining outstanding (of which an aggregate of up to 693,750 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter). The Sponsor has agreed to forfeit up to 693,750 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the IPO. As a result of the underwriter’s partial exercise of the over-allotment option on May 5, 2022, 318,750 shares of Class B ordinary share were forfeited for no consideration on May 6, 2022.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with A SPAC II (Holdings) Corp., the Company’s Sponsor, of 8,966,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $8,966,000. The Private Warrants are identical to the Public Warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement. The private placement warrants will not be transferable, assignable or salable except for transfers (i) among the initial shareholders or to the initial shareholder’s members or the company’s officers, directors, consultants or their affiliates, (ii) to a holder’s shareholders or members upon the holder’s liquidation, in each case if the holder is an entity, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, in each case for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to the company for no value for cancellation in connection with the consummation of a business combination, (vii) in the event of the company’s liquidation prior to its consummation of an initial business combination or (viii) in the event that, subsequent to the consummation of an initial business combination, the company completes a liquidation, merger, share exchange, reorganization or other similar transaction which results in all of the company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, in each case (except for clauses (vi), (vii) or (viii) or with the company’s prior written consent) on the condition that prior to such registration for transfer, the warrant agent shall be presented with written documentation pursuant to which each permitted transferee or the trustee or legal guardian for such permitted transferee agrees to be bound by the transfer restrictions contained in the warrant agreement and any other applicable agreement the transferor is bound by. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares or private placement warrants, which will expire worthless if we do not consummate a business combination within the allotted 39-month period.

In order to meet our working capital needs, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes.

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

Item 14. Principal Accountant Fees and Services.

During the period from June 28, 2021 (inception) through December 31, 2024, the firm of Marcum Bernstein & Pinchuk LLP, has acted as our principal independent registered public accounting firm. Marcum Bernstein & Pinchuk LLP changed its name to Marcum Asia CPAs LLP (“Marcum Asia”) on September 7, 2022. The following is a summary of fees paid or to be paid to Marcum Asia for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Asia in connection with regulatory filings. For the years ended December 31, 2024 and 2023, the aggregate fees billed by Marcum Asia totaled approximately $94,760 and $97,850, respectively, for professional services rendered for the audit of our annual financial statements and review of the unaudited interim financial statements included in our regulatory filings.

Audit-Related Fees. For the years ended December 31, 2024 and 2023, we did not pay Marcum Asia for consultations concerning financial accounting and reporting standards.

Tax Fees. For the years ended December 31, 2024 and 2023, we did not pay Marcum Asia for tax planning and tax advice.

All Other Fees. For the years ended December 31, 2024 and 2023, we did not pay Marcum Asia for other services.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 2, 2022, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

3.1	Third Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2024.

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.5	Rights Agreement, dated May 2, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

4.6	Warrant Agreement, dated May 2, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.2	Investment Management Trust Account Agreement, dated May 2, 2022 by and between Continental Stock Transfer &Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.3	Registration Rights Agreement, dated May 2, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.4	Private Place Warrants Purchase Agreement, dated May 2, 2022, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.5	Indemnity Agreement, dated May 2, 2022 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.6	Stock Escrow Agreement, dated May 2, 2022 among the Registrant, directors, officers and shareholders (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.7	Form of Securities Subscription Agreement by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

10.7	Promissory Note, dated December 9, 2024, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2024)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

19*	Insider Trading Policy

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

99.4	Clawback Policy (incorporated by reference to Exhibit 99.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2024)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC II ACQUISITION CORP.

Dated: March 27, 2025	By:	/s/ Serena Shie
	Name:	Serena Shie
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Serena Shie, as her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Serena Shie	Chief Executive Officer	March 27, 2025
Serena Shie	(Principal Executive Officer)

/s/ Claudius Tsang	Chief Financial Officer	March 27, 2025
Claudius Tsang	(Principal Accounting and Financial Officer)

/s/ Malcolm F. MacLean IV
Malcolm F. MacLean IV	Director	March 27, 2025

/s/ Anson Chan
Anson Chan	Director	March 27, 2025

/s/ Ka Wo Chan
Ka Wo Chan	Director	March 27, 2025

/s/ Bryan Biniak
Bryan Biniak	Director	March 27, 2025

/s/ Paul Cummins
Paul Cummins	Director	March 27, 2025

A SPAC II ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

A SPAC II Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of A SPAC II Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before August 5, 2025 (unless further extended). There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to August 5, 2025 (unless further extended), if at all. The Company also has no approved plan in place to extend the business combination deadline beyond August 5, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

New York NY

March 27, 2025

Firm ID: 5395

A SPAC II ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$140,981	$442,147
Prepaid expenses	16,327	34,489
Total current assets	157,308	476,636

Investments held in Trust Account	4,485,356	21,895,685
Total Assets	$4,642,664	$22,372,321

Liabilities, Shares Subject to Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$279,881	$157,354
Promissory note – related party	157,838	—
Total current liabilities	437,719	157,354

Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	7,437,719	7,157,354

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 387,978 shares and 1,996,395 shares at redemption value of 11.561 and $10.968 per share as of December 31, 2024 and 2023, respectively	4,485,356	21,895,685

Shareholders’ Deficit
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 5,200,000 shares issued and outstanding as of December 31, 2024 and 2023 (excluding 387,978 and 1,996,395 shares subject to possible redemption as of December 31, 2024 and 2023, respectively)	—	—

Class B ordinary shares, no par value; 50,000,000 shares authorized; 100,000 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,280,411)	(6,680,718)
Total Shareholders’ Deficit	(7,280,411)	(6,680,718)
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Deficit	$4,642,664	$22,372,321

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023

General and administrative expenses	$610,857	$842,030
Loss from Operations	(610,857)	(842,030)
Other income:
Interest earned on investments held in the Trust Account	754,753	6,243,425
Interest earned in bank account	11,164	34,379
Income before income taxes	155,060	5,435,774
Income taxes provision	—	—
Net income	$155,060	$5,435,774

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	1,315,235	12,502,608
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.48	$0.45
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,300,000	5,300,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.09)	$(0.05)

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	5,200,000	$—	100,000	$—	$—	$(6,680,718)	$(6,680,718)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(754,753)	(754,753)
Net Income	—	—	—	—	—	155,060	155,060
Balance – December 31, 2024	5,200,000	$—	100,000	$—	$—	$(7,280,411)	$(7,280,411)

For the Year Ended December 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	300,000	$—	5,000,000	$—	$—	$(5,873,067)	$(5,873,067)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(6,243,425)	(6,243,425)
Net Income	—	—	—	—	—	5,435,774	5,435,774
Founder Share Exchange	4,900,000		(4,900,000)	—	—	—	—
Balance – December 31, 2023	5,200,000	$—	100,000	$—	$—	$(6,680,718)	$(6,680,718)

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$155,060	$5,435,774
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in the Trust Account	(754,753)	(6,243,425)
Change in operating assets and liabilities:
Prepaid expenses	18,162	49,923
Accounts payable and accrued expenses	120,365	136,038
Net cash used in operating activities	(461,166)	(621,690)

Cash Flows from Investing Activities:
Cash withdrawn from trust account to pay shareholder redemptions	18,165,082	190,703,967
Net cash provided by (used in) investing activities	18,165,082	190,703,967

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	160,000	—
Payment of public shareholder redemptions	(18,165,082)	(190,703,967)
Net cash used in financing activities	(18,005,082)	(190,703,967)

Net change in cash	(301,166)	(621,690)

Cash, beginning of the period	442,147	1,063,837
Cash, end of the period	$140,981	$442,147
Supplemental Disclosure of Cash Flow Information:
Accretion of Class A ordinary shares to redemption value	$754,753	$6,243,425
Repayment of sponsor loan included in accounts payable	$2,162	$-

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Note 1 – Description of Organization and Business Operation

A SPAC II Acquisition Corp. (the “Company”) was incorporated in the British Virgin Islands on June 28, 2021 (“Inception”). The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination.

As of December 31, 2024, the Company had not commenced any operations. All activities for the period from June 28, 2021 (inception) through December 31, 2024, relate to the Company’s formation, the initial public offering (“IPO”) and its search of a Business Combination target as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $13,150,218, consisting of $3,380,000 of underwriting fees, $7,000,000 of deferred underwriting fees (payable only upon completion of a Business Combination), $567,629 of other offering costs and $2,202,589 fair value of the 300,000 representative shares considered as part of the transaction costs, and were recognized upon completion of the IPO.

The Company also issued 300,000 shares of Class A ordinary shares (the “Representative Shares”) to Maxim Group LLC, (“Maxim”), the representative of the underwriters, as part of representative compensation, the fair value of which is $2,202,589. The Representative Shares are identical to the public shares except that Maxim has agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). In addition, the representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination within 15 months of the closing of the IPO (or 21 months, if the Company extends the time to complete a Business Combination). As discussed below, the Company has extended the time to complete a Business Combination to August 5, 2025.

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

The Company will provide the holders of the outstanding Class A ordinary shares sold with the Units (the “Public Shares”) sold in the IPO (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.175 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). As discussed below, in August 2023 and July 2024, the Public Shareholders were given the opportunity to redeem all or a portion of their Public Shares in connection with proposals to amend and restate the Company’s amended and restated memorandum and articles of association.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants and Public Rights), the initial carrying value of Class A ordinary shares classified as temporary equity was allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions in connection with our initial business combination cannot cause the Company’s net tangible assets to fall below $5,000,001, all of the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

The Company’s Sponsor, officers and directors (the “Initial Shareholder”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 15 months from the closing of the IPO (the “Combination Period”) (or up to 21 months from the closing of this offering if the Company extends the period of time to consummate a Business Combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. As discussed below, the Company has extended the time to complete a Business Combination to August 5, 2025.

The Initial Shareholder have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.175 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business (except for the Company’s Independent Registered Public Accounting Firm), execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On August 1, 2023, at its Extraordinary General Meeting (the “2023 EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association (“the Charter”) to, among other things, allow the Company to extend the date by which it has to complete a business combination to August 5, 2024, or up to 27 months from its initial public offering. In connection with the shareholders’ vote at the 2023 EGM, 18,003,605 Class A ordinary shares with redemption value of $190,703,967 were tendered for redemption on August 1, 2023. The Company filed the Charter amendment with the Registrar of Corporate Affairs at the British Virgin Islands on August 1, 2023.

Pursuant to a Share Exchange Agreement entered by and between the Company and the Sponsor dated December 7, 2023, the Sponsor has transferred and delivered to the Company 4,900,000 Class B ordinary shares of the Company in exchange for 4,900,000 Class A ordinary shares of the Company (the “Share Exchange”). The 4,900,000 Class A Shares issued in connection with the Share Exchange are subject to the same restriction as applied to the Class B Shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

Following the Share Exchange, there were 7,196,395 Class A ordinary shares (1,996,395 of which were subject to possible redemption) and 100,000 Class B ordinary shares issued and outstanding. As a result of the Share Exchange, the Sponsor held approximately 68.1% of the Company’s then outstanding Class A ordinary shares. The issuance of the 4,900,000 Class A ordinary shares has not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

On July 23, 2024, at its Extraordinary General Meeting (the “2024 EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Third Charter Amendment”) to allow the Company to extend the date by which it has to complete a business combination to August 5, 2025, or up to 39 months from its initial public offering. In connection with the shareholders’ vote at the 2024 EGM, 1,608,417 Class A ordinary with a redemption value of $18,165,082.19 were tendered for redemption. Following the shareholder approval, the Company filed the Third Charter Amendment with the British Virgin Islands Registrar of Corporate Affairs. Pursuant to the Third Amended Charter which is effective on July 23, 2024, the Company has up to 39 months from its initial public offering (i.e., until August 5, 2025) to consummate an initial business combination.

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

Going Concern Consideration

As of December 31, 2024, the Company had cash of $140,981 and a working capital deficit of $280,411. As discussed in Note 5, the Sponsor loaned the Company $157,838. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination, for which it will require additional financing. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until August 5, 2025 to consummate a Business Combination (unless further extended). If a Business Combination is not consummated within this time period (the “Combination Period”), the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in addressing this uncertainty are through the completion of a business combination and receiving financing under the Working Capital Loans (see Note 5), however, the Sponsor is not obligated to make any such loans. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions and the impact of armed conflict in Israel and the Gaza Strip that commenced in October 2023,  the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by U.S. GAAP.

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

Investment Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government treasury obligations. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $140,981 and $442,147 in cash as of December 31, 2024 and 2023, respectively. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the United States Federal Depository Insurance Corporation limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of December 31, 2024 and 2023, the Company has not experienced losses on these accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Given that the 20,000,000 Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights and warrants), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. Accordingly, as of December 31, 2024 and 2023, Class A ordinary shares subject to possible redemption are presented at redemption value of $11.561 and $10.968 per share, respectively, as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of December 31, 2024 and 2023, the Class A ordinary shares reflected on the balance sheets are reconciled in the following table.

	Shares	Amount
Class A ordinary shares subject to possible redemption - December 31, 2022	20,000,000	$206,356,227
Plus:
Remeasurement of carrying value to redemption value		6,243,425
Less:
Payment to redeemed shareholders	(18,003,605)	(190,703,967)
Class A ordinary shares subject to possible redemption- December 31, 2023	1,996,395	21,895,685
Plus:
Remeasurement of carrying value to redemption value		754,753
Less:
Payment to redeemed shareholders	(1,608,417)	(18,165,082)
Class A ordinary shares subject to possible redemption- December 31, 2024	387,978	$4,485,356

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement”, approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7, the Company determined that upon review of the warrant agreement, management concluded that the Public Warrants (as defined in Note 3) and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Share Rights

The Company accounts for the Public Rights and private placement rights issued in connection with the IPO and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

Convertible Promissory Note

The Company accounts for its convertible promissory notes in accordance with the guidance contained in ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) and recorded as debt (liability) on the balance sheet. The Company’s assessment of the embedded conversion feature (see Note 5 - Related Party Transactions) considers the derivative scope exception guidance under ASC 815 pertaining to equity classification of contracts in an entity’s own equity. The conversion feature of the promissory note meets the definition of a derivative instrument. However, bifurcation of conversion feature from the debt host is not required because the conversion feature meets ASC 815 scope exception, as the promissory note is convertible into warrants which are considered indexed to the Company’s own stock and classified in shareholders’ equity.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO and Private Placement since the exercise of the warrants and conversion of the rights are contingent upon the occurrence of future events. Additionally, the calculation does not consider the effect of the conversion feature in the Promissory Note as the conversion of the note is also contingent on future events. As of December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended December 31,
	2024	2023
Net income	$155,060	$5,435,774
Accretion of ordinary shares to redemption value	(754,753)	(6,243,425)
Net loss including accretion of ordinary shares to redemption value	$(599,693)	$(807,651)

	For the Year Ended December 31,
	2024		2023
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(119,230)	$(480,463)	$(567,206)	$(240,445)
Accretion of ordinary shares subject to possible redemption to redemption value	754,753	—	6,243,425	—
Allocation of net income (loss)	635,523	(480,463)	5,676,219	(240,445)

Denominator:
Basic and diluted weighted average shares outstanding	1,315,235	5,300,000	12,502,608	5,300,000
Basic and diluted net income (loss) per ordinary share	$0.48	$(0.09)	$0.45	$(0.05)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and free-standing instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2024. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of December 31, 2024.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements. As a British Virgin Islands entity, the Company is not subject to income taxes, as such, the Company does not expect any impact of adopting ASU 2023-09 on its financial statements.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

Pursuant to the IPO on May 5, 2022, the Company sold 20,000,000 Units which includes the partial exercise of the over-allotment option of 1,500,000 Units granted to the underwriters, at a price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share, one-half of one redeemable warrant (“Public Warrant”), and one right to receive one-tenth (1/10) of one Class A ordinary share at the closing of the Company’s Business Combination (“Public Right”).

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

Note 5 – Related Party Transactions

Founder Shares

On June 28, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, with no par value for an aggregate price of $25,000. On March 24, 2022, the Company cancelled 431,250 of such Founder Shares for no consideration, resulting in 5,318,750 Founder Shares remaining outstanding (of which an aggregate of up to 693,750 shares were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter).

The Initial Shareholders agreed to forfeit up to 693,750 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the IPO. As a result of the underwriter’s partial exercise of the over-allotment option on May 5, 2022, 318,750 shares of Class B ordinary share were forfeited for no consideration on May 6, 2022.

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

Following the Share Exchange, there were 7,196,395 Class A ordinary shares and 100,000 Class B ordinary shares issued and outstanding. As a result of the Share Exchange, the Sponsor held approximately 68.1% of the Company’s outstanding Class A ordinary shares. The issuance of the 4,900,000 Class A ordinary shares has not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

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

Promissory Note - Related Party

On July 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note. This loan is non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. The amount was subsequently repaid on May 10, 2022.

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to cover various expenses of the Company and for working capital purposes pursuant to a promissory note (the “2024 Note”). This loan is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note is convertible into warrants having the same terms and conditions as the Private Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of December 31, 2024, there was $157,838 outstanding under the 2024 Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, there were no Working Capital Loans outstanding.

Note 6 – Commitments & Contingencies

Registration & Shareholder Rights

The holders of the Founder Shares, the Private Placement Warrants, and any warrants that may be issued upon conversion of Working Capital Loans (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and securities issued in payment of Working Capital Loans can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted Maxim, the representative of the underwriters a 45-day option from the date of the prospectus to purchase up to 2,775,000 additional Units to cover over-allotments, if any, at IPO price less the underwriting discounts and commissions. On May 5, 2022, simultaneously with the closing of the IPO, the underwriter partially exercised its over-allotment option to purchase 1,500,000 Units, generating gross proceeds to the Company of $15,000,000. The remaining amount of the over-allotment option expired unexercised.

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

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the IPO registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the IPO registration statement except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

The representative’s ordinary shares were measured at fair value upon the issue date at $2,202,589 or $7.34 per share.

Note 7 – Shareholders’ Deficit

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2024 and 2023, there were no shares of preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with no par value. As of December 31, 2024 and 2023, there were 5,200,000 shares of Class A ordinary shares outstanding (excluding 387,978 shares and 1,996,395 shares subject to possible redemption, respectively).

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

As of December 31, 2024 and 2023, there were 100,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20.0% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO (excluding the Private Placement Warrants purchased by the Sponsor) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination. Holders of Founder Shares may also elect to convert their Class B Ordinary shares into an equal number of shares of Class A Ordinary shares, subject to adjustment as provided above, at any time.

Warrants— As of December 31, 2024 and 2023, there were 18,965,989 warrants outstanding, 9,999,989 of which are publicly traded for both periods. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants and the Private Placement warrants are being accounted for as equity-classified instruments The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of the IPO registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company will not redeem the Public Warrants as described above unless an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those ordinary shares is available throughout the 30-day redemption period.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of Class A ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share splits, share capitalization, share dividends, reorganizations, recapitalizations and the like. However, the Public Warrants will not be adjusted for issuances of Class A ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Rights— As of December 31, 2024 and 2023, there were 20,000,000 rights outstanding, 19,969,687 and 19,975,348 of which were publicly traded, respectively. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional Class A ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$4,485,356	$4,485,356	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$21,895,685	$21,895,685	—	—

Note 9 – Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements using the retrospective method of adoption.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The Company's CODM does not review assets by segment in her evaluation and therefore assets by segment are not disclosed below.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative expenses	$610,857	842,030
Interest earned on investment held in Trust Account	$754,753	$6,243,425

The key measures of segment profit or loss reviewed by our CODM are interest earned on investment in Trust Account and general and administrative expenses. The CODM reviews interest earned on investment in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses include insurance expenses, Nasdaq listing expenses, trust service expenses, accounting expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses, and are reviewed in aggregate to ensure alignment with budget and contractual obligations.

Note 10 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.