Form 10-K/A
period 2024-12-31
ASPAC II Acquisition Corp.
filed 2025-10-24
CIK 1876716

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 23, 2025, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was approximately $4,120,000.

As of October 24, 2025, there were 5,243,594 Class A ordinary shares and 100,000 Class B ordinary shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

A SPAC II Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Original Form 10-K”).

This Amendment No. 1 is being filed for the sole purpose of amending and restating Items 8 and 9 and Part IV and filing the Company’s audited financial statements for the fiscal years ended December 31, 2024 and 2023 (the “Subject Financial Statements”) in connection with a re-audit of the Subject Financial Statements by the Company’s new independent registered public accounting firm, FundCertify CPA Professional Corporation (“FundCertify”). As reported on the Company’s Form 8-K filed with the SEC on August 5, 2025, the Company dismissed Marcum Asia CPAs LLP (“Marcum Asia”) as its independent registered public accountants and engaged FundCertify as its independent registered public accountants on August 5, 2025. The dismissal of Marcum Asia and the engagement of FundCertify was approved by the Audit Committee of the Company’s Board of Directors. FundCertify has re-audited the Subject Financial Statements and will review financial statements of all subsequent interim periods.

The Company received confirmation from FundCertifiy that it has no amendment or change to the Subject Financial Statements as a result of the re-audits, except to reflect the extension of the date by which the Company has to complete a business combination to August 5, 2027 under “Going Concern Considerations”. Therefore, except as described above and for filing FundCertify’s audit report dated October 24, 2025, the Company has not made any modifications to the Original Form 10-K, or any disclosures contained in the Original Form 10-K. This Amendment No. 1 does not reflect events occurring after the date of filing of the Original Form 10-K. Consequently, all other information not affected by the changes described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original Form 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K, including amendments to those filings, if any. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context.

As required by the SEC, this Amendment No. 1 includes certifications by the Company’s current Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 32.1 hereto.

A SPAC II ACQUISITION CORP.

Annual Report on Form 10-K/A for the Fiscal Year Ended December 31, 2024

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As discussed in a Form 8-K filed the Securities and Exchange Commission on August 5, 2025, on August 5, 2025, the Company dismissed Marcum Asia CPAs LLP (“Marcum Asia”) as its independent registered public accountants and engaged FundCertify as its independent registered public accountants. The dismissal of Marcum Asia and the engagement of FundCertify was unanimously approved by the Audit Committee of the Company’s Board of Directors and board of directors on August 5, 2025. FundCertify has completed the re-audit of the Company’s financial statements for the years ended December 31, 2024 and 2023.

For the fiscal years ended December 31, 2024 and 2023, the reports of independent registered accounting firm on the Company’s financial statements did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports of Marcum Asia stated that there is substantial doubt about the Company’s ability to continue as a going concern.

During the periods ended December 31, 2024 and 2023, (i) there were no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum Asia on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Marcum Asia’s satisfaction, would have caused Marcum Asia to make reference in connection with Marcum Asia’s opinion to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K/A:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 2, 2022, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

3.1	Third Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2024.

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.5	Rights Agreement, dated May 2, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

4.6	Warrant Agreement, dated May 2, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.2	Investment Management Trust Account Agreement, dated May 2, 2022 by and between Continental Stock Transfer &Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.3	Registration Rights Agreement, dated May 2, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.4	Private Place Warrants Purchase Agreement, dated May 2, 2022, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

Exhibit No.	Description
10.5	Indemnity Agreement, dated May 2, 2022 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.6	Stock Escrow Agreement, dated May 2, 2022 among the Registrant, directors, officers and shareholders (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.7	Form of Securities Subscription Agreement by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

10.7	Promissory Note, dated December 9, 2024, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2024)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2025)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

99.4	Clawback Policy (incorporated by reference to Exhibit 99.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2024)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K/A Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC II ACQUISITION CORP.

Dated: October 24, 2025	By:	/s/ Yip Tsz Yan
	Name:	Yip Tsz Yan
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yip Tsz Yan, as her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tip Tsz Yan	Chief Executive Officer, Chief Financial Officer and Chairman	October 24, 2025
Yip Tsz Yan	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ Tsang Wing Sze		October 24, 2025
Tsang Wing Sze	Director

/s/ Luk Sui Cheung Peter
Luk Sui Cheung Peter	Director	October 24, 2025

/s/ Minjie Mao
Minjie Mao	Director	October 24, 2025

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

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before August 5, 2027 (unless further extended). There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to August 5, 2027 (unless further extended), if at all. The Company also has no approved plan in place to extend the business combination deadline beyond August 5, 2027 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

/s/ FundCertify CPA Professional Corporation

FundCertify CPA Professional Corporation

We have served as the Company’s auditor since 2025.

Cary, NC

October 24, 2025

Firm ID#: 7189

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

Going Concern Consideration

As of December 31, 2024, the Company had cash of $140,981 and a working capital deficit of $280,411. As discussed in Note 5, the Sponsor loaned the Company $157,838. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination, for which it will require additional financing. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until August 5, 2027 to consummate a Business Combination (unless further extended). If a Business Combination is not consummated within this time period (the “Combination Period”), the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in addressing this uncertainty are through the completion of a business combination and receiving financing under the Working Capital Loans (see Note 5), however, the Sponsor is not obligated to make any such loans. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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