Form 10-Q
period 2025-03-31
ASPAC II Acquisition Corp.
filed 2025-11-04
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of November 4, 2025, 5,243,594 Class A Ordinary Shares and 100,000 Class B Ordinary Shares, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 (the Amended “Annual Report”) which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 24, 2025 and the Company’s final prospectus for its initial public offering filed with the SEC on May 3, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

A SPAC II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024

Assets
Current assets:
Cash	$12,598	$140,981
Prepaid expenses	15,772	16,327
Total current assets	28,370	157,308

Investments held in Trust Account	4,532,325	4,485,356
Total Assets	$4,560,695	$4,642,664

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$258,655	$279,881
Promissory note – related party	157,838	157,838
Total current liabilities	416,493	437,719

Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	7,416,493	7,437,719

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 387,978 shares and 387,978 shares at redemption value of $11.682 and $11.561 per share as of March 31, 2025 and December 31, 2024, respectively	4,532,325	4,485,356

Shareholders’ Deficit
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 5,200,000 shares issued and outstanding (excluding 387,978 shares subject to possible redemption)	—	—
Class B ordinary shares, no par value; 50,000,000 shares authorized; 100,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,388,123)	(7,280,411)
Total Shareholders’ Deficit	(7,388,123)	(7,280,411)
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Deficit	$4,560,695	$4,642,664

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024

General and administrative expenses	$108,778	$148,651
Loss from operations	(108,778)	(148,651)
Other income:
Interest income	48,035	290,996
(Loss) income before income taxes	(60,743)	142,345
Income taxes provision	—	—
Net (loss) income	$(60,743)	$142,345

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	387,978	1,996,395
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.10	$0.12
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,300,000	5,300,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance –December 31, 2024	5,200,000	$—	100,000	$—	$—	$(7,280,411)	$(7,280,411)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(46,969)	(46,969)
Net loss	—	—	—	—	—	(60,743)	(60,743)
Balance – March 31, 2025	5,200,000	$—	100,000	$—	$—	$(7,388,123)	$(7,388,123)

For the Three Months Ended March 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance –December 31, 2023	5,200,000	$—	100,000	$—	$—	$(6,680,718)	$(6,680,718)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(285,612)	(285,612)
Net Income	—	—	—	—	—	142,345	142,345
Balance – March 31, 2024	5,200,000	$—	100,000	$—	$—	$(6,823,985)	$(6,823,985)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flows from operating activities:
Net (loss) income	$(60,743)	$142,345
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned in trust account	(46,969)	(285,612)
Change in operating assets and liabilities:
Prepaid expenses and other assets	555	(58,766)
Accounts payable and accrued expenses	(21,226)	12,324
Net cash used in operating activities	(128,383)	(189,709)

Net change in cash	(128,383)	(189,709)

Cash, beginning of the period	140,981	442,147
Cash, end of the period	$12,598	$252,438
Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value	$46,969	$285,612

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

As of March 31, 2025, the Company had not commenced any operations. All activities from June 28, 2021 (inception) through March 31, 2025, are related to the Company’s formation, the initial public offering (“IPO”) and its search of a Business Combination target as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company also issued 300,000 shares of Class A ordinary shares (the “Representative Shares”) to Maxim Group LLC, (“Maxim”), the representative of the underwriters, as part of representative compensation, the fair value of which is $2,202,589. The Representative Shares are identical to the public shares except that Maxim has agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination within 15 months of the closing of the IPO (or 21 months, if the Company extends the time to complete a Business Combination). As described below, the Company has extended the time to complete a Business Combination to August 5, 2027.

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

The Company will provide the holders of the outstanding Class A ordinary shares sold with the Units (the “Public Shares”) sold in the IPO (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.175 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). As described below, in August 2023, July 2024 and July 2025, the Public Shareholders were given the opportunity to redeem all or a portion of their Public Shares in connection with proposals to amend and restate the Company’s amended and restated memorandum and articles of association.

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

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

Initially, the Company had up to 15 months from the closing of the IPO (or up to 21 months if the Company extends the period of time to consummate a Business Combination, or as may be further extended by the Company) (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. As discussed below, the Company has extended the time to complete a Business Combination to August 5, 2027.

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

On August 1, 2023, at its Extraordinary General Meeting (the “2023 EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association (the “Second Charter Amendment”) to, among other things, allow the Company to extend the Combination Period to August 5, 2024, or up to 27 months from its initial public offering. In connection with the shareholders’ vote at the 2023 EGM, 18,003,605 Class A ordinary shares with redemption value of $190,703,967 were tendered for redemption on August 1, 2023. The Company filed the Second Charter Amendment with the Registrar of Corporate Affairs at the British Virgin Islands on August 1, 2023.

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

On July 23, 2024, at its Extraordinary General Meeting (the “2024 EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Third Charter Amendment”) to allow the Company to extend the date by which it had to complete a business combination to August 5, 2025, or up to 39 months from its initial public offering. In connection with the shareholders’ vote at the 2024 EGM, 1,608,417 Class A ordinary with a redemption value of $18,165,082.19 were tendered for redemption. Following the shareholder approval, the Company filed the Third Charter Amendment with the British Virgin Islands Registrar of Corporate Affairs. Pursuant to the Third Amended Charter which was effective on July 23, 2024, the Company had up to 39 months from its initial public offering (i.e., until August 5, 2025) to consummate an initial business combination.

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

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “2024 Note”). On July 14, 2025, the Sponsor agreed to loan the Company an aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to an unsecured promissory note (the “July 2025 Note”). Both loans are non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. Both the 2024 Note and the July 2025 Note are convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor.

On July 15, 2025, the Company prepared and filed with the Securities and Exchange Commission an information statement (“Information Statement”) pursuant to Rule 14f-1 promulgated under the Securities Exchange Act of 1934, as amended, for the purpose of notifying the Company’s shareholders of the change in the majority of the board of directors of the Company (the “Board”). On July 16, 2025, the Company mailed the Information Statement to its shareholders. Each of Malcolm F. MacLean IV, Anson Chan, Bryan Biniak and Paul Cummins tendered their resignation as director of the Company, effective as of July 28, 2025, the tenth day after the mailing of the Information Statement (the “Effective Date”). There were no disagreements between the Company and each of Malcolm F. MacLean IV, Anson Chan, Bryan Biniak and Paul Cummins on matters related to the Company’s operations, policies or practices.

The Company designated Yip Tsz Yan, Tsang Wing Sze, Luk Sui Cheung Peter and Minjie Mao to fill the four (4) vacancies left by Malcolm F. MacLean IV, Anson Chan, Bryan Biniak and Paul Cummins, which became effective as of July 28, 2025.

Additionally, as described in the Information Statement, on the Effective Date, (i) Serena Shie resigned from her position as Chief Executive Officer of the Company, (ii) Claudius Tsang resigned from his position as Chief Financial Officer of the Company, and (iii) Yip Tsz Yan was appointed as Chief Executive Officer, Chief Financial Officer and Chairman of the Board.

On July 28, 2025, each of Yip Tsz Yan, Tsang Wing Sze, Luk Sui Cheung Peter, Minjie Mao and Serena Shie entered into an indemnity agreement with the Company, on substantially the same terms as those contained in the form filed as Exhibits 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-263890) which was filed with the Securities and Exchange Commission on March 28, 2022, as amended.

On July 30, 2025, the Company held its extraordinary general meeting of the shareholders (the “2025 EGM”) at which the shareholders voted on the proposal to (i) amend and restate the Company’s amended and restated memorandum and articles of association to allow the company to extend the date by which it has to consummate a business combination for an additional twenty-four (24) months from August 5, 2025 to August 5, 2027 (the “Extension Amendment Proposal”), and (ii) allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau) (the “Target Amendment Proposal”).

As of July 2, 2025, the record date for the 2025 EGM, there were 5,687,978 ordinary shares outstanding and entitled to vote. At the 2025 EGM, there were 5,329,581 ordinary shares voted by proxy or in person, representing 93.7% of the total ordinary shares as of the record date, and constituting a quorum for the transaction of business. The shareholders approved the Extension Amendment Proposal and the Target Amendment Proposal, and the Company filed the Fourth Amended and Restated Memorandum and Articles of Association (the “Fourth Amended Charter”) with the Registrar of Corporate Affairs at the British Virgin Islands. Pursuant to the Fourth Amended Charter which is effective on July 30, 2025, the Company has up to 63 months from its initial public offering (i.e., until August 5, 2027) to consummate an initial business combination.

In connection with the shareholders’ vote at the 2025 EGM, 344,384 Class A ordinary shares were redeemed for $4,078,485. Immediately after the redemption, there was approximately $516,277 remaining in the Trust Account and the Sponsor holds approximately 93.6% of the Company’s 5,343,594 outstanding ordinary shares.

On August 5, 2025, upon the approval of the Audit Committee of the Company’s Board of Directors, the Company dismissed Marcum Asia CPAs LLP (“Marcum Asia”) as its independent registered public accountants. On August 5, 2025, upon the termination of Marcum Asia as auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, the Company engaged FundCertify CPA Professional Corporation as the Company’s independent registered public accounting firm to perform independent audit services for the fiscal year ending December 31, 2025, to re-audit the Company’s financial statements for the fiscal years ended December 31, 2024 and 2023, and to review the Company’s unaudited interim financial statements for the quarter ended March 31, 2025, June 30, 2025 and September 30, 2025.

On October 17, 2025, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “October 2025 Note”). This loan is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The October 2025 Note is convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor.

On October 17, 2025, Mr. Ka Wo Chan resigned from the Board. Mr. Chan’s resignation was not as a result of any disagreement with the Company or the Board.

Going Concern Consideration

As of March 31, 2025, the Company had cash of $12,598 and a working capital deficit of $388,123. As discussed in Note 5, on December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes. Subsequently as discussed in Note 10, on July 14, 2025 and October 17, 2025, the Sponsor agreed to loan the Company an additional $152,000 and $500,000, respectively, each pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination, for which it will require additional financing. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until August 5, 2027 to consummate a Business Combination. If a Business Combination is not consummated within this time period (the “Combination Period”), the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in addressing this uncertainty are through the completion of a business combination and receiving financing under the Working Capital Loans (see Note 5), however, the Sponsor is not obligated to make any such loans. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

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

Investments Held in Trust Account

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $12,598 and $140,981 in cash as of March 31, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of March 31, 2025 and December 31, 2024, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Given that the 20,000,000 Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights and warrants), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. Accordingly, as of March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value of $11.682 and $11.561 per share, respectively, as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of March 31, 2025 and December 31, 2024, the Class A ordinary shares reflected on the balance sheets are reconciled in the following table.

	Shares	Amount
Class A ordinary shares subject to possible redemption - December 31, 2022	20,000,000	$206,356,227
Plus:
Remeasurement of carrying value to redemption value		6,243,425
Less:
Payment to redeemed shareholders	(18,003,605)	(190,703,967)
Class A ordinary shares subject to possible redemption- December 31, 2023	1,996,395	21,895,685
Plus:
Remeasurement of carrying value to redemption value		754,753
Less:
Payment to redeemed shareholders	(1,608,417)	(18,165,082)
Class A ordinary shares subject to possible redemption- December 31, 2024	387,978	4,485,356
Plus: Remeasurement of carrying value to redemption value		46,969
Class A ordinary shares subject to possible redemption- March 31, 2025	387,978	$4,532,325

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of net income (loss) per redeemable share and net income (loss) per non-redeemable share following the two-class method of net income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed net income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed net income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed net income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO and Private Placement since the exercise of the warrants and conversion of the rights are contingent upon the occurrence of future events. Additionally, the calculation does not consider the effect of the conversion feature in the Promissory Note as the conversion of the note is also contingent on future events. As of March 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per share for the period presented.

The net (loss) income per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31,
	2025	2024
Net (loss) income	$(60,743)	$142,345
Accretion of ordinary shares to redemption value	(46,969)	(285,612)
Net loss including accretion of ordinary shares to redemption value	$(107,712)	$(143,267)

	For the Three Months Ended March 31,
	2025		2024
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(7,347)	$(100,365)	$(39,200)	$(104,067)
Accretion of ordinary shares subject to possible redemption to redemption value	46,969	—	285,612	—
Allocation of net income (loss)	39,622	(100,365)	246,412	(104,067)

Denominator:
Basic and diluted weighted average shares outstanding	387,978	5,300,000	1,996,395	5,300,000
Basic and diluted net income (loss) per ordinary share	$0.10	$(0.02)	$0.12	$(0.02)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 as January 1, 2025; the adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows.

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

Promissory Note - Related Party

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to cover various expenses of the Company and for working capital purposes pursuant to the “2024 Note”. This loan is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note is convertible into warrants having the same terms and conditions as the Private Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of March 31, 2025 and December 31, 2024, there was $157,838 outstanding under the 2024 Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, there were no Working Capital Loans outstanding.

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

Note 7—Shareholders’ Deficit

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2025 and December 31, 2024, there were no shares of preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with no par value. As of March 31, 2025 and December 31, 2024, there were 5,200,000 shares of Class A ordinary shares outstanding (excluding 387,978 shares subject to possible redemption).

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

As of March 31, 2025 and December 31, 2024, there were 100,000 Class B ordinary shares issued and outstanding.

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

Warrants— As of March 31, 2025 and December 31, 2024, there were 18,965,989 warrants outstanding, 9,999,989 of which are publicly traded for both periods. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants and the Private Placement warrants are being accounted for as equity-classified instruments The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of the IPO registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Rights— As of March 31, 2025 and December 31, 2024, there were 20,000,000 rights outstanding, 19,969,687 of which were publicly traded. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional Class A ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$4,532,325	$4,532,325	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust account	$4,485,356	$4,485,356	—	—

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

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The Company’s CODM does not review assets by segment in her evaluation and therefore assets by segment are not disclosed below.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
General and administrative expenses	$108,778	$148,651
Interest earned on investments held in Trust Account	$46,969	$285,612

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments in Trust Account and general and administrative expenses. The CODM reviews interest earned on investments in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investments with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses include insurance expenses, Nasdaq listing expenses, trust service expenses, accounting expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses and are reviewed in aggregate to ensure alignment with budget and contractual obligations.

Note 10 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statement was issued. Based on this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

On July 14, 2025, the Sponsor agreed to loan the Company an aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to an unsecured promissory note (the “July 2025 Note”). This loan is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The July 2025 Note is convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor.

On July 15, 2025, the Company prepared and filed with the Securities and Exchange Commission an information statement (“Information Statement”) pursuant to Rule 14f-1 promulgated under the Securities Exchange Act of 1934, as amended, for the purpose of notifying the Company’s shareholders of the change in the majority of the board of directors of the Company (the “Board”). On July 16, 2025, the Company mailed the Information Statement to its shareholders. Each of Malcolm F. MacLean IV, Anson Chan, Bryan Biniak and Paul Cummins tendered their resignation as director of the Company, effective as of July 28, 2025, the tenth day after the mailing of the Information Statement (the “Effective Date”). There were no disagreements between the Company and each of Malcolm F. MacLean IV, Anson Chan, Bryan Biniak and Paul Cummins on matters related to the Company’s operations, policies or practices.

The Company designated Yip Tsz Yan, Tsang Wing Sze, Luk Sui Cheung Peter and Minjie Mao to fill the four (4) vacancies left by Malcolm F. MacLean IV, Anson Chan, Bryan Biniak and Paul Cummins, which became effective as of July 28, 2025.

Additionally, as described in the Information Statement, on the Effective Date, (i) Serena Shie resigned from her position as Chief Executive Officer of the Company, (ii) Claudius Tsang resigned from his position as Chief Financial Officer of the Company, and (iii) Yip Tsz Yan was appointed as Chief Executive Officer, Chief Financial Officer and Chairman of the Board.

On July 28, 2025, each of Yip Tsz Yan, Tsang Wing Sze, Luk Sui Cheung Peter, Minjie Mao and Serena Shie entered into an indemnity agreement with the Company, on substantially the same terms as those contained in the form filed as Exhibits 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-263890) which was filed with the Securities and Exchange Commission on March 28, 2022, as amended.

On July 30, 2025, the Company held its extraordinary general meeting of the shareholders (the “2025 EGM”) at which the shareholders voted on the proposal to (i) amend and restate the Company’s amended and restated memorandum and articles of association to allow the company to extend the date by which it has to consummate a business combination for an additional twenty-four (24) months from August 5, 2025 to August 5, 2027 (the “Extension Amendment Proposal”), and (ii) allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau) (the “Target Amendment Proposal”).

As of July 2, 2025, the record date for the 2025 EGM, there were 5,687,978 ordinary shares outstanding and entitled to vote. At the 2025 EGM, there were 5,329,581 ordinary shares voted by proxy or in person, representing 93.7% of the total ordinary shares as of the record date, and constituting a quorum for the transaction of business. The shareholders approved the Extension Amendment Proposal and the Target Amendment Proposal, and the Company filed the Fourth Amended and Restated Memorandum and Articles of Association (the “Fourth Amended Charter”) with the Registrar of Corporate Affairs at the British Virgin Islands. Pursuant to the Fourth Amended Charter which is effective on July 30, 2025, the Company has up to 63 months from its initial public offering (i.e., until August 5, 2027) to consummate an initial business combination.

In connection with the shareholders’ vote at the 2025 EGM, 344,384 Class A ordinary shares were redeemed for $4,078,485. Immediately after the redemption, there was approximately $516,277 remaining in the Trust Account and the Sponsor holds approximately 93.6% of the Company’s 5,343,594 outstanding ordinary shares.

On August 5, 2025, upon the approval of the Audit Committee of the Company’s Board of Directors, the Company dismissed Marcum Asia CPAs LLP (“Marcum Asia”) as its independent registered public accountants. On August 5, 2025, upon the termination of Marcum Asia as auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, the Company engaged FundCertify CPA Professional Corporation as the Company’s independent registered public accounting firm to perform independent audit services for the fiscal year ending December 31, 2025, to re-audit the Company’s financial statements for the fiscal years ended December 31, 2024 and 2023, and to review the Company’s unaudited interim financial statements for the quarter ended March 31, 2025, June 30, 2025 and September 30, 2025.

On October 17, 2025, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “October 2025 Note”). This loan is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The October 2025 Note is convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor.

On October 17, 2025, Mr. Ka Wo Chan resigned from the Board. Mr. Chan’s resignation was not as a result of any disagreement with the Company or the Board.

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

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “2024 Note”). This loan is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note is convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of March 31, 2025 and December 31, 2024, we had $157,838 outstanding under the 2024 Note.

On July 14, 2025, the Sponsor agreed to loan the Company an aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to an unsecured promissory note (the “July 2025 Note”). This loan is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The July 2025 Note is convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor.

On July 15, 2025, the Company prepared and filed with the Securities and Exchange Commission an information statement (“Information Statement”) pursuant to Rule 14f-1 promulgated under the Securities Exchange Act of 1934, as amended, for the purpose of notifying the Company’s shareholders of the change in the majority of the board of directors of the Company (the “Board”). On July 16, 2025, the Company mailed the Information Statement to its shareholders. Each of Malcolm F. MacLean IV, Anson Chan, Bryan Biniak and Paul Cummins tendered their resignation as director of the Company, effective as of July 28, 2025, the tenth day after the mailing of the Information Statement (the “Effective Date”). There were no disagreements between the Company and each of Malcolm F. MacLean IV, Anson Chan, Bryan Biniak and Paul Cummins on matters related to the Company’s operations, policies or practices.

The Company designated Yip Tsz Yan, Tsang Wing Sze, Luk Sui Cheung Peter and Minjie Mao to fill the four (4) vacancies left by Malcolm F. MacLean IV, Anson Chan, Bryan Biniak and Paul Cummins, which became effective as of July 28, 2025. Additionally, as described in the Information Statement, on the Effective Date, (i) Serena Shie resigned from her position as Chief Executive Officer of the Company, (ii) Claudius Tsang resigned from his position as Chief Financial Officer of the Company, and (iii) Yip Tsz Yan was appointed as Chief Executive Officer, Chief Financial Officer and Chairman of the Board.

On July 28, 2025, each of Yip Tsz Yan, Tsang Wing Sze, Luk Sui Cheung Peter, Minjie Mao and Serena Shie entered into an indemnity agreement with the Company, on substantially the same terms as those contained in the form filed as Exhibits 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-263890) which was filed with the Securities and Exchange Commission on March 28, 2022, as amended.

On July 30, 2025, the Company held its extraordinary general meeting of the shareholders (the “2025 EGM”) at which the shareholders voted on the proposal to (i) amend and restate the Company’s amended and restated memorandum and articles of association to allow ASCB to extend the date by which it has to consummate a business combination for an additional twenty-four (24) months from August 5, 2025 to August 5, 2027 (the “Extension Amendment Proposal”), and (ii) allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau) (the “Target Amendment Proposal”).

After having obtained the requisite shareholders’ vote for all the proposals at the 2025 EGM, on July 30, 2025, the Company filed the Fourth Amended and Restated Memorandum and Articles of Association (the “Fourth Amended Charter”) with the Registrar of Corporate Affairs at the British Virgin Islands. Pursuant to the Fourth Amended Charter which is effective on July 30, 2025, the Company has up to 63 months from its initial public offering (i.e., until August 5, 2027) to consummate an initial business combination.

In connection with the shareholders’ vote at the 2025 EGM, 344,384 Class A ordinary shares were redeemed for approximately $4,078,485.

On August 5, 2025, upon the approval of the Audit Committee of the Company’s Board of Directors, the Company dismissed Marcum Asia CPAs LLP (“Marcum Asia”) as its independent registered public accountants. On August 5, 2025, upon the termination of Marcum Asia as auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, the Company engaged FundCertify CPA Professional Corporation as the Company’s independent registered public accounting firm to perform independent audit services for the fiscal year ending December 31, 2025, to re-audit the Company’s financial statements for the fiscal years ended December 31, 2024 and 2023, and to review the Company’s unaudited interim financial statements for the quarter ended March 31, 2025, June 30, 2025 and September 30, 2025.

On October 17, 2025, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “October 2025 Note”). This loan is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The October 2025 Note is convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor.

On October 17, 2025, Mr. Ka Wo Chan resigned from the Board. Mr. Chan’s resignation was not as a result of any disagreement with the Company or the Board.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception June 28, 2021 (inception) through March 31, 2025 were organizational activities and those necessary to prepare for, and consummate, the IPO. Following our IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination, at the earliest.

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

For the three months ended March 31, 2025, we had a net loss of $60,743, which consisted of general and administrative expenses of $108,778, offset by interest income of $48,035.

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

For the three months ended March 31, 2025, cash used in operating activities was $128,383. Net loss of $60,743 was affected by interest earned on investment held in the Trust Account of $46,969. Changes in operating assets and liabilities used $20,671 of cash for operating activities.

For the three months ended March 31, 2024, cash used in operating activities was $189,709. Net income of $142,345 was affected by interest earned on investment held in the Trust Account of $285,612. Changes in operating assets and liabilities used $46,442 of cash for operating activities.

As of March 31, 2025, we had marketable securities held in the Trust Account of $4,532,325 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2025, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products or services. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2025, we had cash of $12,598 outside the Trust Account. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes. On July 14, 2025 and October 17, 2025, the Sponsor agreed to loan the Company an additional $152,000 and $500,000, respectively, each pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes.

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

As of March 31, 2025, the Company had cash of $12,598 and working capital of $388,123. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination, for which it will require additional financing. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until August 5, 2027 to consummate a Business Combination. If a Business Combination is not consummated within this time period (the “Combination Period”), the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty are through the completion of a business combination and receiving financing under the Working Capital Loans (see Note 5). There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

As of March 31, 2025 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below:

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

Promissory Notes

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note (the “2024 Note”). This loan is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note is convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. The proceeds of the 2024 Note will be used to pay various expenses of the Company and for working capital purposes. As of March 31, 2025, there was $157,838 outstanding under the 2024 Note.

On July 14, 2025, the Sponsor agreed to loan the Company an aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “July 2025 Note”). On October 17, 2025, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “October 2025 Note”). Both July 2025 Note and October 2025 Note are non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. Both the July 2025 Note and the October 2025 Note are convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 as January 1, 2025; the adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, Chief Financial Officer and Chairperson (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, Chief Financial Officer and Chairperson (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Furnished herewith. These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 4, 2025	A SPAC II ACQUISITION CORP.

	By:	/s/ Yip Tsz Yan
	Name:	Yip Tsz Yan
	Title:	Chief Executive Officer, Chief Financial Officer and Chairperson
(Principal Executive Officer and Principal Financial and Accounting Officer)