Form 10-Q
period 2025-09-30
ASPAC II Acquisition Corp.
filed 2025-11-18
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 18, 2025, 5,243,594 Class A Ordinary Shares and 100,000 Class B Ordinary Shares, were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

A SPAC II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024

Assets
Current assets:
Cash	$50,633	$140,981
Prepaid expenses	81,234	16,327
Total current assets	131,867	157,308

Investments held in Trust Account	522,292	4,485,356
Total Assets	$654,159	$4,642,664

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$281,303	$279,881
Due to related party	88,000	—
Promissory note – related party	293,054	157,838
Total current liabilities	662,357	437,719

Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	7,662,357	7,437,719

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 43,594 shares and 1,996,395 shares at redemption value of $11.981 and $11.561 per share as of September 30, 2025 and December 31, 2024, respectively	522,292	4,485,356

Shareholders’ Deficit
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 5,200,000 shares issued and outstanding (excluding 43,594 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	—	—

Class B ordinary shares, no par value; 50,000,000 shares authorized; 100,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,530,490)	(7,280,411)
Total Shareholders’ Deficit	(7,530,490)	(7,280,411)
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Deficit	$654,159	$4,642,664

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$78,428	$195,662	$251,961	$497,763
Loss from operations	(78,428)	(195,662)	(251,961)	(497,763)
Other income:
Interest income	21,848	130,919	117,303	713,645
Income (loss) before income taxes	(56,580)	(64,743)	(134,658)	215,882
Income taxes provision	—	—	—	—
Net income (loss)	$(56,580)	$(64,743)	$(134,658)	$215,882

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	174,610	894,979	316,074	1,996,395
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$0.11	$0.32	$0.29
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,300,000	5,300,000	5,300,000	5,300,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.01)	$(0.03)	$(0.04)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance –December 31, 2024	5,200,000	$—	100,000	$—	$—	$(7,280,411)	$(7,280,411)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(46,969)	(46,969)
Net loss	—	—	—	—	—	(60,743)	(60,743)
Balance – March 31, 2025	5,200,000	$—	100,000	$—	$—	$(7,388,123)	$(7,388,123)
Accretion of Class A ordinary shares to redemption value	—	—	—			(47,252)	(47,252)
Net loss	—	—	—			(17,335)	(17,335)
Balance – June 30, 2025	5,200,000	$—	100,000	$—	$—	$(7,452,710)	$(7,452,710)
Accretion of Class A ordinary shares to redemption value	—	—	—			(21,200)	(21,200)
Net loss	—	—	—			(56,580)	(56,580)
Balance – September 30, 2025	5,200,000	$—	100,000	$—	$—	$(7,530,490)	$(7,530,490)

For the Three and Nine Months Ended September 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	5,200,000	$—	100,000	$—	$—	$(6,680,718)	$(6,680,718)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(285,612)	(285,612)
Net income	—	—	—	—	—	142,345	142,345
Balance – March 31, 2024	5,200,000	$—	100,000	$—	$—	$(6,823,985)	$(6,823,985)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(288,784)	(288,784)
Net income	—	—	—	—	—	138,280	138,280
Balance – June 30, 2024	5,200,000	$—	100,000	$—	$—	$(6,974,489)	$(6,974,489)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(128,982)	(128,982)
Net loss	—	—	—	—	—	(64,743)	(64,743)
Balance – September 30, 2024	5,200,000	$—	100,000	$—	$—	$(7,168,214)	$(7,168,214)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(134,658)	$215,882
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in trust account	(115,421)	(703,378)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(64,907)	14,239
Accounts payable and accrued expenses	1,422	103,862
Net cash used in operating activities	(313,564)	(369,395)

Cash Flows from Investing Activities:
Cash withdrawn from trust account to pay shareholder redemptions	4,078,485	18,165,082
Net cash provided by investing activities	4,078,485	18,165,082

Cash Flows from Financing Activities:
Proceeds from issuance of issuance of promissory note - related party	135,216	—
Proceeds from due to related party	88,000	—
Payment of public shareholder redemptions	(4,078,485)	(18,165,082)
Net cash used in financing activities	(3,855,269)	(18,165,082)

Net change in cash	(90,348)	(369,395)

Cash, beginning of the period	140,981	442,147
Cash, end of the period	$50,633	$72,752
Supplemental Disclosure of Cash Flow Information:

Remeasurement of carrying value to redemption value	$115,421	$703,378

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

As of September 30, 2025, the Company had not commenced any operations. All activities from June 28, 2021 (inception) through September 30, 2025, are related to the Company’s formation, the initial public offering (“IPO”) and its search of a Business Combination target as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of September 30, 2025, the Company had cash of $50,633 and a working capital deficit of $530,490. As discussed in Note 5, on December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes. Subsequently as discussed in Note 10, on July 14, 2025 and October 17, 2025, the Sponsor agreed to loan the Company an additional $152,000 and $500,000, respectively, each pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $50,633 and $140,981 in cash as of September 30, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of September 30, 2025 and December 31, 2024, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Given that the 20,000,000 Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights and warrants), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value of $11.981 and $11.561 per share, respectively, as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of September 30, 2025 and December 31, 2024, the Class A ordinary shares reflected on the balance sheets are reconciled in the following table.

	Shares	Amount
Class A ordinary shares subject to possible redemption - December 31, 2022	20,000,000	$206,356,227
Plus:
Remeasurement of carrying value to redemption value		6,243,425
Less:
Payment to redeemed shareholders	(18,003,605)	(190,703,967)
Class A ordinary shares subject to possible redemption- December 31, 2023	1,996,395	21,895,685
Plus:
Remeasurement of carrying value to redemption value		754,753
Less:
Payment to redeemed shareholders	(1,608,417)	(18,165,082)
Class A ordinary shares subject to possible redemption- December 31, 2024	387,978	4,485,356
Plus: Remeasurement of carrying value to redemption value		115,421
Less: Payment to redeemed shareholders	(344,384)	(4,078,485)
Class A ordinary shares subject to possible redemption- September 30, 2025	43,594	$522,292

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO and Private Placement since the exercise of the warrants and conversion of the rights are contingent upon the occurrence of future events. Additionally, the calculation does not consider the effect of the conversion feature in the Promissory Note as the conversion of the note is also contingent on future events. As of September 30, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per share for the period presented.

The net (loss) income per share presented in the statements of operations is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(56,580)	$(64,743)	$(134,658)	$215,882
Remeasurement of ordinary shares to redemption value	(21,200)	(128,982)	(115,421)	(703,378)
Net loss including remeasurement of ordinary shares to redemption value	$(77,780)	$(193,725)	$(250,079)	$(487,496)

	For the Three Months Ended September 30,
	2025		2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(2,481)	$(75,299)	$(27,987)	$(165,738)
Remeasurement of ordinary shares subject to possible redemption to redemption value	21,200	—	128,982	—
Allocation of net income (loss)	$18,719	$(75,299)	$100,995	$(165,738)

Denominator:
Basic and diluted weighted average shares outstanding	174,610	5,300,000	894,979	5,300,000
Basic and diluted net income (loss) per ordinary share	$0.11	$(0.01)	$0.11	$(0.03)

	For the Nine Months Ended September 30,
	2025		2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(14,074)	$(236,005)	$(133,386)	$(354,110)
Remeasurement of ordinary shares subject to possible redemption to redemption value	115,421	—	703,378	—
Allocation of net income (loss)	$101,347	$(236,005)	569,992	(354,110)

Denominator:
Basic and diluted weighted average shares outstanding	316,074	5,300,000	1,996,395	5,300,000
Basic and diluted net income (loss) per ordinary share	$0.32	$(0.04)	$0.29	$(0.07)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

On July 14, 2025, the Sponsor agreed to loan the Company an aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to the “July 2025 Note”. This loan is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The July 2025 Note is convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of September 30, 2025 and December 31, 2024, there was $293,054 and $157,838 outstanding, respectively, under both the 2024 Note and July 2025 Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, there were no Working Capital Loans outstanding.

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

Note 7—Shareholders’ Deficit

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2025 and December 31, 2024, there were no shares of preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with no par value. As of September 30, 2025 and December 31, 2024, there were 5,200,000 shares of Class A ordinary shares outstanding (excluding 43,594 shares subject to possible redemption).

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

As of September 30, 2025 and December 31, 2024, there were 100,000 Class B ordinary shares issued and outstanding.

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

Warrants— As of September 30, 2025 and December 31, 2024, there were 18,965,989 warrants outstanding, 9,999,989 of which are publicly traded for both periods. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants and the Private Placement warrants are being accounted for as equity-classified instruments The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of the IPO registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Rights— As of September 30, 2025 and December 31, 2024, there were 20,000,000 rights outstanding, 19,969,687 of which were publicly traded. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional Class A ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$522,292	$522,292	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust account	$4,485,356	$4,485,356	—	—

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$78,428	$195,662	$251,961	$497,763
Interest earned on investments held in Trust Account	$21,200	$128,982	$115,421	$703,378

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

On October 17, 2025, Mr. Ka Wo Chan resigned from the Board effective immediately. Mr. Chan’s resignation was not as a result of any disagreement with the Company or the Board.

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

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “2024 Note”). On July 14, 2025, the Sponsor agreed to loan the Company an aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to an unsecured promissory note (the “July 2025 Note”). Both loans are non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. Both the 2024 Note and the July 2025 Note are convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of September 30, 2025 and December 31, 2024, there was $293,054 and $157,838 outstanding, respectively, under both the 2024 Note and July 2025 Note.

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

On October 17, 2025, Mr. Ka Wo Chan resigned from the Board effective immediately. Mr. Chan’s resignation was not as a result of any disagreement with the Company or the Board.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception June 28, 2021 (inception) through September 30, 2025 were organizational activities and those necessary to prepare for, and consummate, the IPO. Following our IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination, at the earliest.

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

For the three months ended September 30, 2025, we had a net loss of $56,580, which consisted of general and administrative expenses of $78,428, offset by interest income of $21,848. For the three months ended September 30, 2024, we had a net loss $64,743, which consisted of general and administrative expenses of $195,662, offset by interest income of $130,919.

For the nine months ended September 30, 2025, we had a net loss of $134,658, which consisted of general and administrative expenses of $251,961, offset by interest income of $117,303. For the nine months ended September 30, 2024, we had a net income of $215,882, which consisted of general and administrative expenses of $497,763, offset by interest income $713,645.

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

For the nine months ended September 30, 2025, cash used in operating activities was $313,564. Net loss of $134,658 was affected by interest earned on investment held in the Trust Account of $115,421. Changes in operating assets and liabilities used $63,485 of cash for operating activities.

For the nine months ended September 30, 2024, cash used in operating activities was $369,395. Net income of $215,882 was affected by interest earned on investment held in the Trust Account of $703,378. Changes in operating assets and liabilities provided $118,101 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $522,292 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2025, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products or services. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2025, we had cash of $50,633 outside the Trust Account. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

As of September 30, 2025, the Company had cash of $50,633 and working capital deficit of $530,490. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination, for which it will require additional financing. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until August 5, 2027 to consummate a Business Combination. If a Business Combination is not consummated within this time period (the “Combination Period”), the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty are through the completion of a business combination and receiving financing under the Working Capital Loans (see Note 5). There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

As of September 30, 2025, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below:

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

Promissory Notes

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note (the “2024 Note”). This loan is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note is convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. The proceeds of the 2024 Note will be used to pay various expenses of the Company and for working capital purposes. As of September 30, 2025, there was $157,838 outstanding under the 2024 Note.

On July 14, 2025, the Sponsor agreed to loan the Company an aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “July 2025 Note”). This loan is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The July 2025 Note is convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of September 30, 2025, there was $135,216 outstanding under the July 2025 Note.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

Dated: November 18, 2025	A SPAC II ACQUISITION CORP.

	By:	/s/ Yip Tsz Yan
	Name:	Yip Tsz Yan
	Title:	Chief Executive Officer, Chief Financial Officer and Chairperson
(Principal Executive Officer and Principal Financial and Accounting Officer)