Form 10-K
period 2025-12-31
ASPAC II Acquisition Corp.
filed 2026-02-17
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $497,408.

As of February 17, 2026, there were 5,243,594 Class A ordinary shares, including Class A ordinary shares underlying the units, and 100,000 Class B ordinary shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A SPAC II ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2025

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, or as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations and similar words and expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on May 3, 2022 (the “Prospectus”) and our Form 10-K filed with the SEC on March 27, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements in this report may include, for example, statements about our:

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

ii

part I

ITEM 1. BUSINESS

Introduction

A SPAC II Acquisition Corp. (the “Company”) is a blank check company incorporated in the British Virgin Islands as a BVI business company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Although there is no restriction or limitation on what industry or geographic region our target operates in, it is our intention to pursue prospective targets that are in the high-growth industries that apply cutting edge technologies, such as Proptech and Fintech (the “New Economy Sectors”), with a preference for companies that promote environmental, social and governance (“ESG”) principles. We believe that continuous global technological breakthroughs across businesses and ESG principles will create positive impact to society and will facilitate opportunities that can provide our investors with attractive financial returns through a business combination. There is no restriction on the geographic location for our target search, and it is our intent to pursue targets globally, with a particular focus on North America, Europe and Asia.

Our Sponsor, A SPAC II (Holdings) Corp., a British Virgin Islands company (the “Sponsor”), has significant ties to China and all of our officers and directors are located in China. Because of our significant ties to China, it may make us a less attractive partner with a non-China-based target company, which may therefore limit the pool of acquisition candidates available to us.

We may also be subject to risks due to uncertainty of the interpretation and the application of the People’s Republic of China (the “PRC”) laws and regulations. The PRC government has initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In particular, on February 17, 2023, the Chinese Securities Regulatory Commission (the “CSRC”) issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and relevant supporting guidelines (collectively, the “New Administrative Rules Regarding Overseas Listings”), which came into effect on March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC as per requirement of the Trial Measures. On February 24, 2023, the CSRC promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Since the interpretation and the implementation of the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions are subject to change, we cannot assure you that they will not apply to us in the future and if we are required to complete such filings, we will be able to complete the relevant filings in a timely manner or fulfil all the regulatory requirements thereunder. At this time, it is highly uncertain on how the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, and the potential impact such modified or new laws and regulations will have on our capability to complete a business combination within a prescribed time period, accept foreign investments, and post-combination entity’s ability to conduct its business or list on an United States (“U.S.”) exchange or other foreign exchange. See “Part I - Item 1. - Permission Required from the PRC Authorities and PRC Limitations on Overseas Listing and Share Issuances If We Acquire a China-based Target (Post-Business Combination)” starting on page 7 of this Annual Report.

Although we are not a PRC operating entity, we cannot assure you that the Chinese government will reach the same conclusion, or will not promulgate new rules or regulations to govern us due to the ties our management and Sponsor have with China. The governing PRC laws and regulations can change quickly with little advance notice, which may result in a material change in our search for a target business and/or the value of our securities, or cause the value of our securities after we have completed our business combination to significantly decline or be worthless, or substantially limit or completely hinder the post-combined company’s ability to offer or continue to offer securities to investors. See “Part I - Item 1A. Risk Factors - Uncertainties with respect to the PRC legal system could have a material adverse effect on us.” on page 17 and “China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on our business and the value of our securities.” on page 17 of this Annual Report. The Chinese government may intervene or influence the operations of the PRC operating entities at any time and may exert more control over offerings conducted overseas, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions; as well as uncertainties with respect to the PRC legal system could have a material adverse effect on our operation and the value of our securities. For instance, as the date of this Annual Report, we are not required to obtain any permission from China authorities nor received any objection or restriction from Chinese authorities to continue listing our securities in U.S. exchanges, however, we cannot guarantee that PRC authorities may not initiate any change in its law, rules or regulations, or governmental policies that would require permission or scrutiny from relevant PRC authorities; or any law, regulation, rules and policies will become effective and enforceable while we are listed over-the-counter and seeking a target for the initial business combination that could substantially affect our operation and the value of our securities may depreciate quickly or even become worthless. See “Part I - Item 1. - Permission Required from the PRC Authorities and PRC Limitations on Overseas Listing and Share Issuances If We Acquire a China-based Target (Post-Business Combination)” on page 7. We are also subject to risks and uncertainties about future actions of the PRC government or law enforcement to refrain our activities or operation due to the significant ties to China of our Sponsor, officers and directors, which could limit our search for a target business and that can cause the value of our securities to significantly decline or become worthless. See “Part I - Item 1A. Risk Factors - Even though we are not a company incorporated in China, the Sponsor has significant ties to China and all of our officers and directors are located in China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We believe that we are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies decide that we were required to obtain approval and we were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.” on page 14 of this Annual Report.

Initial Public Offering and Private Placement

On May 5, 2022, the Company consummated the initial public offering (“IPO”) of 20,000,000 units (the “Units”), which included the partial exercise of the over-allotment option granted to the underwriters. Each Unit consists of one ordinary share (“Ordinary Share”), one-half of one redeemable warrant (“Public Warrant”) and one right (“Public Right”) to receive one-tenth of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

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

On July 23, 2024, at its Extraordinary General Meeting (the “2024 EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Third Charter Amendment”) to allow the Company to extend the date by which it has to complete a business combination to August 5, 2025, or up to 39 months from its initial public offering. In connection with the shareholders’ vote at the 2024 EGM, 1,608,417 Class A ordinary shares were tendered for redemption. Pursuant to the Third Amended Charter which became effective on July 23, 2024, the Company had up to 39 months from its initial public offering (i.e., until August 5, 2025) to consummate an initial business combination. The Third Amended Charter was filed as an exhibit to the Current Report on Form 8-K, filed on July 24, 2024.

On July 30, 2025, at its Extraordinary General Meeting (the “2025 EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Fourth Charter Amendment”) to, among other things, allow the Company to extend the date by which it has to complete a business combination for an additional 24 months from August 5, 2025 to August 5, 2027. In connection with the shareholders’ vote at the 2025 EGM, 344,384 Class A ordinary shares were tendered for redemption. Pursuant to the Fourth Amended Charter which became effective on July 30, 2025, the Company has up to 63 months from its initial public offering (i.e., until August 5, 2027, the “Combination Period”) to consummate an initial business combination. The Fourth Amended Charter was filed as an exhibit to the Current Report on Form 8-K, filed on July 31, 2025.

Target Amendment

At the 2025 EGM, the Company’s shareholders also approved the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau) (the “Target Amendment”). As result of the Target Amendment, the Company may decide to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau), so the combined company may face various legal and operational risks and uncertainties after the business combination. See “Part II - Other Information - Item 1A - Risk Factors” for details.

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

The issuance of the 4,900,000 Class A ordinary shares was not registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

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

Leadership of an Experienced Management and Director Team

We are led by Yip Tsz Yan, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Our management and director team’s past performance is not an assurance that we will be able to identify an appropriate candidate for our initial business combination or achieve success with respect to the business combination we intend to consummate. However, we believe that the skills and professional network of our management and director team will enable us to identify, structure and consummate a business combination.

Ms. Yip Tsz Yan has served as our Chief Executive Officer, Chief Financial Officer and Chairman of the Board since July 2025. Since October 2024, Ms. Yip has served as Assistant Vice President at Topaz Family Office Limited, a licensed provider of family office services and solutions, where she is responsible for managing family assets, including property portfolios and wealth management solutions. Since 2023, Ms. Yip has served as Project Manager at Wang Fung Engineering Company, where she oversees property reconstruction projects in Hong Kong. Since 2015, she has served as General Manager at Zhuhai Shi Hao Ye Group Co., Ltd., a group focusing on real estate development and construction engineering in China. In this role, she is responsible for business development and project management. She obtained her Associate Degree in Nursing from the Chinese University of Hong Kong in 2014. We believe that Ms. Yip is qualified to serve as our Chief Executive Officer and Chief Financial Officer and Chairman of the Board based on her experience in leadership positions across engineering, real estate and financial industries.

 Ms. Tsang Wing Sze has served as our independent director since July 2025. She has over a decade of cross-sector experience in financial planning, healthcare, legal advisory and international trade. Since 2023, Ms. Tsang has served as a Legal Awareness Advocate at Sunshine2008 Limited, where she provides legal consultation and advice. Since 2021, she has served as a Customer Relations Manager of Trim Resources Limited, where she is involved in trade flows between Hong Kong and Europe. Since 2020, she has served as Business Development Manager at CCH7 Solution, where she provides financial solutions for small and medium sized enterprises. Since 2013, Ms. Tsang has served as a Financial Planning Manager at AIA International Limited, where she advises on risk management and retirement strategies. During her tenure, she received the Million Dollar Round Table (MDRT) recognition. She previously served as Medical Consulting Manager at GenDet Medical Centre from 2014 to 2021. Ms. Tsang obtained a Bachelor of Science in Biology from The Chinese University of Hong Kong in 2006. We believe Ms. Tsang is qualified to serve on our Board based on her extensive experience in financial advisory, client relationship management and cross-border business development.

Mr. Luk Sui Cheung Peter has served as our independent director since July 2025. He has nearly four decades of leadership experience in international building-materials trade, product development and marketing. Since 2001, Mr. Luk has served as the Managing Director of Global Stone & Tile (HK) Ltd., a Hong Kong-based natural stone building material supplier and a nominated natural-stone supplier for projects such as the Hong Kong Disneyland Resort & Hotels. He is responsible for product development and market expansion. Mr. Luk obtained a Postgraduate Diploma in Marketing from the University of the West of England, Bristol in 1982, as well as a Higher National Diploma in Business Studies from Oxford Brookes University in 1980. We believe that Mr. Luk is qualified to serve on our Board based on his long-standing experience in operational leadership and market expansion.

Ms. Minjie Mao has served as our independent director since July 2025. She has almost two decades of experience in marketing and corporate management. Ms. Mao founded and has served as Executive Director of Shanghai PanAsia Gemini Financial Consulting Management Co., Ltd., a financial services company, since March 2024. She is responsible for business development, risk management and client relationships. From April 2017 to April 2024, Ms. Mao served as Assistant to the General Manager at Alpward Glanz (Shanghai) Environmental Technology Co., Ltd., a home appliances company specializing in air purification equipment. In this role, she oversaw marketing strategies and supported product development. She obtained a Master of Science in International Marketing from Sheffield Hallam University in 2011, and a Bachelors of Arts in English Language and Literature from Shanghai International Studies University in 2012. We believe that Ms. Mao is qualified to serve on our Board based on her experience in marketing and business operations.

Investment Criteria

Consistent with our acquisition strategy, we primarily seek to acquire one or more growth businesses with a total enterprise value of between $800,000,000 and $2,000,000,000. Although we may decide to enter into our initial business combination with a target business that does not meet any of the criteria described below, we have identified the following general criteria and guidelines as we evaluate prospective target companies:

●	Distinct competitive advantage and/or underexploited growth opportunities that our team is positioned to identify;

We seek target companies that have competitive advantages and/or underexploited expansion opportunities that can benefit from access to additional capital as well as expertise. We target businesses that possess favorable future growth characteristics.

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

●	Exhibit unrecognized value or other characteristics that we believe have been overlooked by the market;

We seek target companies which exhibit characteristics that we believe have been overlooked or misevaluated by the marketplace.

Sources of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and their respective affiliates, and the relationships they have developed as a result of such experience, will provide us with a number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers and company executives, as well as through our collective experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships will provide us important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

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

We have only 63 months from the closing of the IPO to complete our initial business combination. If we are unable to complete our initial business combination within such 63-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, public rights or private placement warrants. The warrants and rights will expire worthless if we fail to complete our initial business combination within the 63-month time period.

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

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

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

Permission Required from the PRC Authorities and PRC Limitations on Overseas Listing and Share Issuances If We Acquire a China-based Target (Post-Business Combination)

As we do not have any operations in China, and given that (a) the China Securities Regulatory Commission (the “CSRC”), currently has not issued any definitive rule or interpretation concerning whether companies like ours are subject to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”); and (b) our company is a blank check company incorporated in the British Virgin Islands rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China, we believe that we are not required to obtain any licenses or approvals, under applicable PRC laws and regulations, for our operation and while seeking a target for the Business Combination. Further, according to the Measures for Cybersecurity Review, which was promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity, we do not believe that we are a “network platform operator(s)”, or subject to the cybersecurity review of the Cyberspace Administration of China (the “CAC”).

If we acquire a China-based Target, we may be required to obtain approval from Chinese authorities, including the CSRC or CAC, to list on U.S. exchanges or issue securities to foreign investors post Business Combination with a China-based Target. If approval is required in the future and we were denied permission from Chinese authorities to list on U.S. exchanges, the post-combination entity may not be able to apply for listing on a U.S. exchange, which would materially affect the interest of our investors. It is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Our operations may be adversely affected in the future, directly or indirectly, by existing or future laws and regulations relating to the China-based Target’s business or industry and oversea listing and share issuance.

Transfer of Cash to and from Our Post-Combination Organization If We Acquire a Company Based in China (Post-Business Combination)

We are a blank check company with no subsidiaries and no operations of our own except searching for a suitable target to consummate an initial business combination. As of the date of this annual report, no transfers, dividends, or distribution have been made by us.

If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company whose securities will be listed on a U.S. stock exchange may make capital contributions or extend loans to its PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations. After the business combination, the combined company’s ability to pay dividends, if any, to the shareholders and to service any debt it may incur will depend upon dividends paid by its PRC subsidiaries. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made. A PRC company is required to set aside at least 10% of its after-tax profits each year to fund certain statutory reserve funds (up to an aggregate amount equal to half of its registered capital). As a result, the combined company’s PRC subsidiaries may not have sufficient distributable profits to pay dividends to the combined company. Furthermore, if certain procedural requirements are satisfied, the payment in foreign currencies on current account items, including profit distributions and trade and service related foreign exchange transactions, can be made without prior approval from State Administration of Foreign Exchange (the “SAFE”) or its local branches. However, where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or its authorized banks is required.

The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. If the foreign exchange control regulations prevent the PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the combined company. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of Renminbi into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the distribution of earnings from our businesses, including subsidiaries, to the parent company and U.S. investors as well as the ability to settle amounts owed under contractual agreements.

Recent PCAOB Developments

We are a blank check company incorporated in the British Virgin Islands with our office located in Singapore. Our Sponsor, A SPAC II (Holdings) Corp. is a British Virgin Islands company and all of our officers and directors are located in China. Our auditor, FundCertify CPA Professional Corporation (“FundCertify”), headquartered in Cary, North Carolina, is an independent registered public accounting firm registered with the United States Public Company Accounting Oversight Board (“PCAOB”) and is subject to laws in the United States pursuant to which PCAOB conducts regular inspections to assess FundCertify’s compliance with applicable professional standards. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in mainland China or Hong Kong and was not identified in any report as a firm subject to the PCAOB’s determination.

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

Enforceability of Civil Liability

All of our four directors are located in China or Hong Kong. Further, there is uncertainty if any officers and directors of the post-combination entity will be located inside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to effect service of process within the United States upon us or these persons, or to enforce judgments in China, Macau or Hong Kong that are obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for you to enforce judgments in China, Macau, or Hong Kong that are obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

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

U.S. Foreign Investment Regulations

Ms. Yip Tsz Yan, our Chief Executive Officer, Chief Financial Officer and Chairman, is the sole director of the Sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares held by the Sponsor. Ms. Yip is not a U.S. person, and as of the date hereof, the Sponsor owns approximately 93.6% of our issued and outstanding shares. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as our sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries — including aviation, defense, semiconductors, telecommunications and biotechnology — are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the Trust Account (net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See “Part III - Item 10. – Directors, Executive Officers and Corporate Governance” for additional information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

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

Facilities

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

Employees

We currently have one (1) officer. This individual is not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, in addition to the “Risk Factors” section to the Prospectus filed with the SEC on May 3, 2022 and our Form 10-K filed with the SEC on March 27, 2025, we believe the various risks as set forth below could have a material effect on the Company and its operations. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of December 31, 2025, the Company had $135 in cash outside of the Trust Account, and a working capital deficit of $645,353. Further, the Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, if the Company is unable to complete a business combination by August 5, 2027, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

With the growing number of new special purpose acquisition companies (SPACs) in the market searching for targets, attractive targets may become more scarce, and the competition for these targets could intensify. This could increase the cost of our initial business combination and it could even result in our inability to find a target or to consummate an initial business combination.

The number of new SPACs entering the market has surged in 2025. Competition for available targets with strong fundamentals or business models is expected to intensify. This increased competition may lead target companies to demand improved financial terms. Attractive targets could also become more scarce for other reasons, such as downturns in the economy or specific industries, geopolitical tensions, or increases in the cost of capital required to close business combinations or operate post-business combination. These factors could increase the cost, delay, or complicate our ability to find and consummate an initial business combination, and may result in our inability to consummate a business combination on terms favorable to our shareholders.

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

Our sponsor, A SPAC II (Holdings) Corp., a British Virgin Islands company, is controlled by Ms. Yip Tsz Yan, a non-U.S. person. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as our sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our Business Combination. If we cannot complete our Business Combination by the Combination Period because the review process drags on beyond the Combination Period or because our Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the Trust Account (net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Even though we are a blank check company incorporated in the British Virgin Islands, our sponsor has significant ties to China and all of our officers and directors are located in China. Accordingly, economic, political and legal developments in the PRC may significantly affect our business and prospects. Policies, regulations, rules, and the enforcement of laws of the PRC government may change quickly with little advance notice, which can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. If those significant ties continue in existence following our initial business combination, our post-combination entity’s business, financial condition and results of operations may be subject to changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the internet, including censorship and other restriction on material which can be transmitted over the internet, security, intellectual property, money laundering, taxation and other laws that affect our post-combination entity’s ability to operate its business.

Even though we are not a company incorporated in China, the Sponsor has significant ties to China and all of our officers and directors are located in China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We believe that we are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies decide that we were required to obtain approval and we were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Even though we are not a company incorporated in China, the Sponsor has significant ties to China and all of our officers and directors are located in China. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof.

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

We do not consider ourselves a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic Chinese company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic Chinese companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended December 31, 2025, we do not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

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

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Even though we are a blank check company incorporated in the British Virgin Islands and a non-China based issuer, our Sponsor has significant ties to China and all of our officers and directors are located in China. Since this document is relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws, regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our future business combination with a PRC based company. Therefore, CSRC and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas. If the CSRC or another PRC regulatory body subsequently determines that its approval is needed for our listing on Nasdaq, a business combination, the issuance of our ordinary shares upon exercise of the rights, or maintaining our status as a publicly listed company outside China, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC regulatory agencies. In any such event, these regulatory agencies may delay a potential business combination, impose fines and penalties, limit our acquisitions and operations of a target business in China, or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue our listing on Nasdaq and cause the value of our securities to significantly decline or be worthless.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management based on foreign laws. It will be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

We are a company incorporated under the laws of the British Virgin Islands, and all of our directors and officers are nationals or residents of jurisdictions other than the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments in China, Macau, or Hong Kong that are obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for you to enforce judgments in China, Macau, or Hong Kong that are obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

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

Even though we are a blank check company incorporated in the British Virgin Islands, our Sponsor has significant ties to China and all of our officers and directors are located in China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China.

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

Risks Related to Our Possible Business Combination with a China-based Target

There is no restriction in the geographic location of targets that we can pursue, and we may conduct our search in China and pursue a Business Combination with a China-based Target. As a result, we may be subject to risks related to changes in the legal, political and economic policies of the Chinese government, and the relations between China and the United States, and risks due to uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to limitation on foreign ownership of certain industries, regulatory review of overseas listing of PRC companies through a special purpose vehicle and the validity and enforcement of the VIE Agreements (as defined below). Due to PRC legal restrictions on foreign ownership in certain industries, neither the post-combination entity nor its subsidiaries may own any equity interest in the China-based Target’s operating entity in a restricted industry, which is known as variable interest entity, or a VIE. Instead, a series of contractual arrangements (the “VIE Agreements”) may be entered into between the VIEs, the VIEs’ founders and owners, on one side, and a PRC subsidiary of the post-combination entity, on the other side.

VIE Agreements normally include: (i) certain power of attorney agreements, a share pledge agreement and certain loan agreements; (ii) an exclusive business cooperation agreement which allows the post-combination entity to receive substantially all of the economic benefits from the VIE; and (iii) certain exclusive option agreements and certain spouse consent letters which provide us with an exclusive option to purchase all or part of the equity interests in and/or assets of the VIE when and to the extent permitted by PRC laws (“VIE structure”). The China-based Target, through VIE Agreements, can consolidate the financial results of the VIE in its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, for accounting purposes. The post-combination entity or its shareholder do not directly hold equity interests in the VIEs after the Business Combination under the VIE structure, and therefore, such corporate structure is subject to risks due to uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to limitation on foreign ownership of internet technology companies, regulatory review of oversea listing of PRC companies through a special purpose vehicle, and the validity and enforcement of the VIE Agreements. VIE structure is also subject to the risks of uncertainty about any future actions of the PRC government in this regard that could disallow the VIE structure, which would likely result in a material change in the post-combined company’s operation and may cause the value of our securities of post-combination entity depreciate significantly or become worthless.

VIE structure may not be as effective as equity ownership and the company may incur substantial costs to enforce the terms of the arrangements. Since the post-combination entity and its shareholders do not directly own equity interest in VIE and the shareholders of VIE still own the shares of VIE after the Business Combination, the VIE structure has its inherent risks that may affect your investment, including less effectiveness and certainties than equity ownership and potential substantial costs to enforce the terms of the VIE Agreements. The shareholders of VIE may not act in the best interests of the post-combined company or may not perform their obligations under the VIE Agreement. If VIE or the shareholders of the VIE breach their contractual obligations under the VIE Agreements, the post-combined company may have difficulty in enforcing any rights it may have under the VIE Agreements with the VIE, its founders and owners, in PRC because all of the VIE Agreements are governed by the PRC laws and provide for the resolution of disputes through arbitration in the PRC. The post-combination entity may have to incur substantial costs and expend significant resources to enforce such VIE Agreements in reliance on legal remedies under PRC law.

In connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of record holder of equity interest in the VIE, including such equity interest of such record holder, may be put under court custody. As a consequence, we cannot be certain that the equity interest will be disposed pursuant to the VIE Agreements or that the ownership by the record holder of such equity interest will be unchallenged. In addition, if we acquire a China-based Target through VIE Agreements, investors in our ordinary shares following a Business Combination would not hold equity interests in the VIE domiciled in China and would instead hold equity interests in a holding company. You may never hold equity interests in the VIE.

All of the VIE Agreements may be governed by and interpreted in accordance with PRC law, and disputes arising from these VIE Agreements may be resolved in court or through arbitration in China in accordance with PRC legal procedures. There are uncertainties in the PRC legal system that could limit the post-combination company’s ability to enforce the VIE Agreements. The VIE Agreements have not been widely tested in a court of law in the PRC and there remain significant uncertainties regarding the ultimate outcome of arbitration should legal action become necessary. Furthermore, VIE Agreements may not be enforceable in China if PRC government authorities or courts take a view that such VIE Agreements contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In addition, there is uncertainty as to whether the courts in the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state. In the event that the post-combined entity is unable to enforce the VIE Agreements, the post-combined entity may not be able to consolidate the financial results of the VIE through the VIE Agreements in accordance with accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS as primary beneficial for accounting purposes, and the post-combination entity may be precluded from operating the business, which will have a material adverse effect on its financial condition and results of operations. In addition, there is uncertainty as to whether the courts the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

Although the PRC authorities do not require permission to entry of VIE Agreements, recently the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021, pursuant to which the PRC government will strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings of Chinese companies. The Opinions and any related implementing rules to be enacted may subject VIE structure to compliance requirement in the future. Given the current regulatory environment in the PRC, uncertainty of different interpretation and enforcement of the rules and regulations in the PRC may be adverse to our Business Combination with a China-based Target or the post-combined company, which may take place quickly with little advance notice.

The governing PRC laws and regulations are sometimes vague and uncertain and can change quickly with little advance notice, which may result in a material change in the post-combined company’s operations, cause the value of our shares after we complete our Business Combination to significantly decline or be worthless, or substantially limit or completely hinder the post-combined company’s ability to offer or continue to offer securities to investors. The PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. The PRC government has published policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect our potential Business Combination with a PRC operating business and the business, financial condition, and results of operations of the combined company. The PRC government also initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our capability to acquire or merge with a company with major operations in China, the China-based Target’s daily business operations in China, and post-combined company’s ability to conduct its business, accept foreign investments, or list on an U.S. or other foreign exchange.

The PRC government also initiated a series of regulatory actions and statements to regulate business operations in China, including adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, according to the New Measures for Cybersecurity Review (the “New Measures”) effective on February 15, 2022, network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cyber Security Review Office when they go public abroad, and accordingly these companies may not be willing to list on a U.S. stock exchange or enter into a definitive business combination agreement with us. We currently face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, and cybersecurity and data privacy. The Chinese government may also intervene with or influence the operations of the PRC operating entities as the government deems appropriate to further regulatory, political and societal goals at any time and may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers. Any such action, once taken by the PRC government, could result in a material change in the operations of the PRC operating entities, including our search for a PRC target business, and/or the value of our securities, and make it more difficult and costly for us to consummate a Business Combination with a China-based Target. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions; as well as uncertainties with respect to the PRC legal system could have a material adverse effect on our operation and the value of our securities.

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

Holders of Record

At February 17, 2026, there were 5,243,594 of our Class A ordinary shares held by two shareholders and 100,000 Class B ordinary shares issued and outstanding held by one shareholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The issuance of the 4,900,000 Class A ordinary shares was not registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our,” or “we” refer to A SPAC II Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

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

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “2024 Note”). On July 14, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to an unsecured promissory note (the “July 2025 Note”). On October 17, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “October 2025 Note”). All three loans are non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note, the July 2025 Note and the October 2025 Note are convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of December 31, 2025 and December 31, 2024, there was an aggregate of $292,068 and an aggregate of $157,838 outstanding under all three notes, respectively.

On July 15, 2025, the Company filed with the Securities and Exchange Commission an information statement (“Information Statement”) pursuant to Rule 14f-1 promulgated under the Securities Exchange Act of 1934, as amended, notifying the Company’s shareholders of the change in the majority of the board of directors of the Company (the “Board”). On July 16, 2025, the Company mailed the Information Statement to its shareholders. Each of Malcolm F. MacLean IV, Anson Chan, Bryan Biniak and Paul Cummins tendered their resignation as director of the Company, effective as of July 28, 2025, the tenth day after the mailing of the Information Statement (the “Effective Date”). There were no disagreements between the Company and each of Malcolm F. MacLean IV, Anson Chan, Bryan Biniak and Paul Cummins on matters related to the Company’s operations, policies or practices.

The Company designated Yip Tsz Yan, Tsang Wing Sze, Luk Sui Cheung Peter and Minjie Mao to fill the four vacancies left by Malcolm F. MacLean IV, Anson Chan, Bryan Biniak and Paul Cummins, which became effective as of July 28, 2025. Additionally, as described in the Information Statement, on the Effective Date, (i) Serena Shie resigned from her position as Chief Executive Officer of the Company, (ii) Claudius Tsang resigned from his position as Chief Financial Officer of the Company, and (iii) Yip Tsz Yan was appointed as Chief Executive Officer, Chief Financial Officer and Chairman of the Board.

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

On July 30, 2025, the Company held its extraordinary general meeting of the shareholders (the “2025 EGM”) at which the shareholders voted on the proposal to (i) amend and restate the Company’s amended and restated memorandum and articles of association to allow ASCB to extend the date by which it has to consummate a business combination for an additional 24 months from August 5, 2025 to August 5, 2027 (the “Extension Amendment Proposal”), and (ii) allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau) (the “Target Amendment Proposal”).

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

In connection with the shareholders’ vote at the 2025 EGM, 344,384 Class A ordinary shares were redeemed for approximately $4,078,486.

On August 5, 2025, upon the approval of the Audit Committee of the Company’s Board of Directors, the Company dismissed Marcum Asia CPAs LLP (“Marcum Asia”) as its independent registered public accountants. On August 5, 2025, upon the termination of Marcum Asia as auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, the Company engaged FundCertify CPA Professional Corporation (“FundCertify”) as the Company’s independent registered public accounting firm to perform independent audit services for the fiscal year ending December 31, 2025, to re-audit the Company’s financial statements for the fiscal years ended December 31, 2024 and 2023, and to review the Company’s unaudited interim financial statements for the quarter ended March 31, 2025, June 30, 2025 and September 30, 2025.

On October 17, 2025, Mr. Ka Wo Chan resigned from the Board effective immediately. Mr. Chan’s resignation was not as a result of any disagreement with the Company or the Board.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception June 28, 2021 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for, and consummate, the IPO. Following our IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest.

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

For the year ended December 31, 2025, we had a net loss of $224,482, which consisted of general and administrative expenses amounting to $347,251, offset by interest earned on investment held in Trust Account of $120,460 and interest earned in bank account of $2,309.

For the year ended December 31, 2024, we had a net income of $155,060, which consisted of general and administrative expenses amounting to $610,857, offset by interest earned on investment held in Trust Account of $754,754 and interest earned in bank account of $11,164.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5). As previously disclosed on a Current Report on Form 8-K dated May 2, 2022, on May 5, 2022, the Company consummated the IPO of 20,000,000 Units, which includes the partial exercise of the over-allotment option granted to the underwriters. Each Unit consists of one Ordinary Share, one-half of one redeemable Warrant entitling its holder to purchase one Ordinary Share at a price of $11.50 per full share and one Right to receive one-tenth of one Class A ordinary share upon the consummation of an initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

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

For the year ended December 31, 2025, net cash used in operating activities was $363,076. Net loss of $224,482 was affected by interest earned on investment held in the Trust Account of $120,460. Changes in operating assets and liabilities used $18,134 of cash for operating activities.

For the year ended December 31, 2025, net cash provided by investing activities was $4,078,486 representing cash withdrawn from the Trust Account to pay public shareholder redemptions.

For the year ended December 31, 2025, net cash used in financing activities was $3,856,256, which consisted of $4,078,486 public shareholder redemptions, partially offset by $134,230 of proceeds from issuance of promissory note to the Sponsor, and $88,000 of advances from a related party.

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

As of December 31, 2025, we had marketable securities held in the Trust Account of $527,330 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2025, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2025, we had cash of $135 outside the Trust Account. Until consummation of the business combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes. On July 14, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $152,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes. On October 17, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $500,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes.

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

As of December 31, 2025, we had cash of $135 and a working capital deficit of $645,353. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination, for which it will require additional financing. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until August 5, 2027 to consummate a Business Combination. If a Business Combination is not consummated within this time period (the “Combination Period”), the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the completion of a business combination and receiving financing under the Working Capital Loans (see Note 5). There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

At December 31, 2025, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the commitments to the below:

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

Representative’s Ordinary Shares

The Company issued to the underwriters and/or its designees, 300,000 Class A ordinary shares including 22,500 Class A ordinary shares as a result of partial exercise of the underwriters’ over-allotment option at the closing of the IPO.

Promissory Notes

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to pay for various expenses of the Company and for working capital purposes pursuant to the 2024 Note. On July 14, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to the July 2025 Note. On October 17, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes pursuant to the October 2025 Note. All three loans are non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note, the July 2025 Note and the October 2025 Note are convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of December 31, 2025 and December 31, 2024, there were an aggregate of $292,068 and an aggregate of $157,838 outstanding under all three notes, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and selling, general, and administrative expenses, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Management is currently evaluating the impact of the on its consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2025, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As discussed in a Form 8-K filed the Securities and Exchange Commission on August 5, 2025, on August 5, 2025, the Company dismissed Marcum Asia as the Company’s independent registered public accountants with effect from August 5, 2025 and engaged FundCertify as its independent registered public accountants. The dismissal of Marcum Asia and the engagement of FundCertify was unanimously approved by the Audit Committee of the Company’s Board of Directors and board of directors on August 5, 2025. During the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022 and through August 5, 2025, there have been no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Marcum Asia on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Marcum Asia have caused Marcum Asia to make reference thereto in its reports on the consolidated financial statements for such years. During the fiscal years December 31, 2024, December 31, 2023 and December 31, 2022 and through August 5, 2025, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K). FundCertify has completed the audit of the Company’s financial statements for the year ended December 31, 2025 and the re-audit of the Company’s financial statements for the years ended December 31, 2024 and 2023.

For the fiscal years ended December 31, 2025 and 2024, the reports of independent registered accounting firm on the Company’s financial statements did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports of FundCertify and Marcum Asia stated that there is substantial doubt about the Company’s ability to continue as a going concern.

During the periods ended December 31, 2025 and 2024, (i) there were no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and FundCertify on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to FundCertify’s satisfaction, would have caused FundCertify to make reference in connection with FundCertify’s opinion to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2025 was effective.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of December 31, 2025.

Name	Age	Position
Yip Tsz Yan	32	Chief Executive Officer, Chief Financial Officer and Chairman
Tsang Wing Sze	41	Independent Director
Luk Sui Cheung Peter	71	Independent Director
Minjie Mao	42	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Ms. Yip Tsz Yan has served as our Chief Executive Officer, Chief Financial Officer and Chairman of the Board since July 2025. Since October 2024, Ms. Yip has served as Assistant Vice President at Topaz Family Office Limited, a licensed provider of family office services and solutions, where she is responsible for managing family assets, including property portfolios and wealth management solutions. Since 2023, Ms. Yip has served as Project Manager at Wang Fung Engineering Company, where she oversees property reconstruction projects in Hong Kong. Since 2015, she has served as General Manager at Zhuhai Shi Hao Ye Group Co., Ltd., a group focusing on real estate development and construction engineering in China. In this role, she is responsible for business development and project management. She obtained her Associate Degree in Nursing from the Chinese University of Hong Kong in 2014. We believe that Ms. Yip is qualified to serve as our Chief Executive Officer and Chief Financial Officer and Chairman of the Board based on her experience in leadership positions across engineering, real estate and financial industries.

 Ms. Tsang Wing Sze has served as our independent director since July 2025. She has over a decade of cross-sector experience in financial planning, healthcare, legal advisory and international trade. Since 2023, Ms. Tsang has served as a Legal Awareness Advocate at Sunshine2008 Limited, where she provides legal consultation and advice. Since 2021, she has served as a Customer Relations Manager of Trim Resources Limited, where she is involved in trade flows between Hong Kong and Europe. Since 2020, she has served as Business Development Manager at CCH7 Solution, where she provides financial solutions for small and medium sized enterprises. Since 2013, Ms. Tsang has served as a Financial Planning Manager at AIA International Limited, where she advises on risk management and retirement strategies. During her tenure, she received the Million Dollar Round Table (MDRT) recognition. She previously served as Medical Consulting Manager at GenDet Medical Centre from 2014 to 2021. Ms. Tsang obtained a Bachelor of Science in Biology from The Chinese University of Hong Kong in 2006. We believe Ms. Tsang is qualified to serve on our Board based on her extensive experience in financial advisory, client relationship management and cross-border business development.

Mr. Luk Sui Cheung Peter has served as our independent director since July 2025. He has nearly four decades of leadership experience in international building-materials trade, product development and marketing. Since 2001, Mr. Luk has served as the Managing Director of Global Stone & Tile (HK) Ltd., a Hong Kong-based natural stone building material supplier and a nominated natural-stone supplier for projects such as the Hong Kong Disneyland Resort & Hotels. He is responsible for product development and market expansion. Mr. Luk obtained a Postgraduate Diploma in Marketing from the University of the West of England, Bristol in 1982, as well as a Higher National Diploma in Business Studies from Oxford Brookes University in 1980. We believe that Mr. Luk is qualified to serve on our Board based on his long-standing experience in operational leadership and market expansion.

Ms. Minjie Mao has served as our independent director since July 2025. She has almost two decades of experience in marketing and corporate management. Ms. Mao founded and has served as Executive Director of Shanghai PanAsia Gemini Financial Consulting Management Co., Ltd., a financial services company, since March 2024. She is responsible for business development, risk management and client relationships. From April 2017 to April 2024, Ms. Mao served as Assistant to the General Manager at Alpward Glanz (Shanghai) Environmental Technology Co., Ltd., a home appliances company specializing in air purification equipment. In this role, she oversaw marketing strategies and supported product development. She obtained a Master of Science in International Marketing from Sheffield Hallam University in 2011, and a Bachelors of Arts in English Language and Literature from Shanghai International Studies University in 2012. We believe that Ms. Mao is qualified to serve on our Board based on her experience in marketing and business operations.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of four members. Each of our directors will hold office for such term as determined by the holders of our Class B ordinary shares. Holders of our Class B ordinary shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a majority of ordinary shares of that class that have voted and are entitled to vote thereon. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote by a majority of the holders of our Class B ordinary shares. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on March 28, 2022.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal control over financial reporting. The Audit Committee held no formal meetings during 2025 as the Company does not have any underlying business or employees, relying on reports and written approvals as required.

The members of the Audit Committee are Ms. Tsang Wing Sze, Mr. Luk Sui Cheung Peter and Ms. Minjie Mao, each of whom is an independent director under Nasdaq’s listing standards. Ms. Minjie Mao is the Chairperson of the audit committee. The Board has determined that Ms. Minjie Mao qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the Board of Directors consisting of Ms. Tsang Wing Sze, Mr. Luk Sui Cheung Peter and Ms. Minjie Mao, each of whom is an independent director under the Nasdaq listing standards. Mr. Luk Sui Cheung Peter serves as chairman of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. The Nominating Committee did not meet during 2025.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2025.

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

The members of the Compensation Committee are Ms. Tsang Wing Sze, Mr. Luk Sui Cheung Peter and Ms. Minjie Mao, each of whom is an independent director under Nasdaq’s listing standards. Mr. Luk Sui Cheung Peter is the Chairperson of the Compensation Committee.

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

Our sponsor, officers and directors are, and may become a sponsor, an officer or director of other special purpose acquisition companies. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”

●	Maxim (and its designees), our Sponsor, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares, Representative Shares and public shares in connection with the consummation of our initial business combination. Additionally, Maxim (and its designees), our Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination within 63 months after the closing of the IPO, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares and rights will expire worthless. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, Representative Shares or private placement warrants. The private placement warrants will expire worthless if we do not consummate a business combination within the allotted 63 month period. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial business combination.

●	Since our Sponsor and officers and directors may directly or indirectly own ordinary shares, warrants and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

●	The Sponsor may make loans from time to time to the Company to fund certain capital requirements. If our Sponsor makes any working capital loans, up to $1,150,000 of such loans may be converted into units, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants. Since we will not repay such loans if we do not complete a business combination, a conflict of interest may arise. On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes. On July 14, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes. On October 17, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Yip Tsz Yan	Topaz Family Office Limited	Investment Management	Assistant Vice President
	Wang Fung Engineering Company	Civil Engineering and Construction Engineering	Project Manager
	Zhuhai Shi Hao Ye Group Co., Ltd.	Real Estate Development and Construction Engineering	General Manager

Tsang Wing Sze	Sunshine2008 Limited	Consultation	Legal Awareness Advocate
	Trim Resources Limited	Trading	Customer Relations Manager
	CCH7 Solution	Financial Solutions	Business Development Manager
	AIA International Limited	Financial Planning	Financial Planning Manager

Luk Sui Cheung Peter	Global Stone & Tile (HK) Ltd.	Building Material Supplier	Managing Director

Minjie Mao	Shanghai PanAsia Gemini Financial Consulting Management Co., Ltd.	Financial Services	Executive Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth as of the date hereof, the number of Ordinary Shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

The beneficial ownership of our ordinary shares is based on an aggregate of 5,243,594 of Class A ordinary shares and 100,000 Class B ordinary shares issued and outstanding as of the date hereof and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary Shares
A SPAC II (Holdings) Corp. (2)	5,000,000		93.6%
Yip Tsz Yan(3)	5,000,000	(3)	93.6%
Tsang Wing Sze	—		—
Luk Sui Cheung	—		—
Minjie Mao	—		—
All executive officers and directors (4 individuals) and the Sponsor as a group	5,000,000		93.6%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 289 Beach Road #03-01 Singapore 199552.

(2)	Our Sponsor is controlled by Yip Tsz Yan.

(3)	Consists of shares owned by A SPAC II (Holdings) Corp.

In order to meet our working capital needs, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes. On July 14, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes. On October 17, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes.

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

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with A SPAC II (Holdings) Corp., the Company’s Sponsor, of 8,966,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $8,966,000. The Private Warrants are identical to the Public Warrants sold in the IPO, as set forth in the Underwriting Agreement, except as described in the Warrant Agreement. The private placement warrants will not be transferable, assignable or salable except for transfers (i) among the initial shareholders or to the initial shareholder’s members or the company’s officers, directors, consultants or their affiliates, (ii) to a holder’s shareholders or members upon the holder’s liquidation, in each case if the holder is an entity, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, in each case for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to the company for no value for cancellation in connection with the consummation of a business combination, (vii) in the event of the company’s liquidation prior to its consummation of an initial business combination or (viii) in the event that, subsequent to the consummation of an initial business combination, the company completes a liquidation, merger, share exchange, reorganization or other similar transaction which results in all of the company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, in each case (except for clauses (vi), (vii) or (viii) or with the company’s prior written consent) on the condition that prior to such registration for transfer, the warrant agent shall be presented with written documentation pursuant to which each permitted transferee or the trustee or legal guardian for such permitted transferee agrees to be bound by the transfer restrictions contained in the warrant agreement and any other applicable agreement the transferor is bound by. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares or private placement warrants, which will expire worthless if we do not consummate a business combination within the allotted 63-month period.

In order to meet our working capital needs, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes. On July 14, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes. On October 17, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes.

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

Item 14. Principal Accountant Fees and Services.

On August 5, 2025, the audit committee approved the dismissal of Marcum Asia CPAs LLP (“Marcum Asia”) and appointed FundCertify as the Company’s independent registered public accounting firm for the years ended December 31, 2025, to re-audit the Company’s financial statements for the fiscal years ended December 31, 2024 and 2023, and to review the Company’s unaudited interim financial statements for the quarter ended March 31, 2025, June 30, 2025 and September 30, 2025. The following is a summary of fees paid to FundCertify for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Fundcertify in connection with regulatory filings. For the years ended December 31, 2025, fees were approximately $40,000 for the audits of our December 31, 2025, 2024 and 2023, with opening balances for the year ended December 31, 2023 and 2024 financial statements included in this annual report. For professional services rendered for the audit of our annual financial statements and review of the unaudited interim financial statements included in our regulatory filings.

Audit-Related Fees. For the years ended December 31, 2025 and 2024, we did not pay FundCertity for consultations concerning financial accounting and reporting standards.

Tax Fees. For the years ended December 31, 2025 and 2024, FundCertify did not render tax compliance, tax advice or tax planning services.

All Other Fees. For the years ended December 31, 2025 and 2024, FundCertify did not render any services to us other than those set forth above.

During the period from June 28, 2021 (inception) through August 5, 2025, the firm of Marcum Bernstein & Pinchuk LLP, acted as our principal independent registered public accounting firm. Marcum Bernstein & Pinchuk LLP changed its name to Marcum Asia CPAs LLP (“Marcum Asia”) on September 7, 2022. On August 5, 2025, upon the approval of the Audit Committee of the Company’s Board of Directors, the Company dismissed Marcum Asia as its independent registered public accountants. The following is a summary of fees paid or to be paid to Marcum Asia for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Asia in connection with regulatory filings. For the years ended December 31, 2025 and 2024, the aggregate fees billed by Marcum Asia totaled approximately $36,050 and $94,760, respectively, for professional services rendered for the audit of our annual financial statements and review of the unaudited interim financial statements included in our regulatory filings.

Audit-Related Fees. For the years ended December 31, 2025 and 2024, we did not pay Marcum Asia for consultations concerning financial accounting and reporting standards.

Tax Fees. For the years ended December 31, 2025 and 2024, we did not pay Marcum Asia for tax planning and tax advice.

All Other Fees. For the years ended December 31, 2025 and 2024, we did not pay Marcum Asia for other services.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 2, 2022, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

3.1	Fourth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2025.

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

4.5	Rights Agreement, dated May 2, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

4.6	Warrant Agreement, dated May 2, 2022, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.2	Investment Management Trust Account Agreement, dated May 2, 2022 by and between Continental Stock Transfer &Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.3	Registration Rights Agreement, dated May 2, 2022, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.4	Private Place Warrants Purchase Agreement, dated May 2, 2022, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.5	Indemnity Agreement, dated May 2, 2022 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.6	Stock Escrow Agreement, dated May 2, 2022 among the Registrant, directors, officers and shareholders (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022)

10.7	Form of Securities Subscription Agreement by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

10.8	Promissory Note, dated December 9, 2024, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2024)

10.9	Promissory Note, dated July 14, 2025, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2025)

10.10	Promissory Note, dated October 17, 2025, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2025)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2025)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 27, 2022)

99.4	Clawback Policy (incorporated by reference to Exhibit 99.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2024)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A SPAC II ACQUISITION CORP.

Dated: February 17, 2026	By:	/s/ Yip Tsz Yan
	Name:	Yip Tsz Yan
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Yip Tsz Yan	Chief Executive Officer, Chief Financial Officer and Chairman	February 17, 2026
Yip Tsz Yan	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Tsang Wing Sze	Director	February 17, 2026
Tsang Wing Sze

/s/ Luk Sui Cheung Peter	Director	February 17, 2026
Luk Sui Cheung Peter

/s/ Mingjie Mao	Director	February 17, 2026
Mingjie Mao

A SPAC II ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
A SPAC II Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of A SPAC II Acquisition Corp. and its subsidiaries (collectively the “Company”) as of December 31, 2025 and the related consolidated statements of operations and comprehensive income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net current liability position as of December 31, 2025. These matters, along with other items described in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management has outlined plans to address these matters. However, there can be no assurance that such plans will be successfully implemented or that sufficient resources will be available to enable the Company to meet its obligations as they come due. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ FundCertify CPA Professional Corporation

FundCertify CPA Professional Corporation
Certified Public Accountants
PCAOB ID: 7189

We have served as the Company’s auditor since 2025.
Cary, North Carolina
February 17, 2026

A SPAC II ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$135	$140,981
Prepaid expenses	58,667	16,327
Total current assets	58,802	157,308

Investments held in Trust Account	527,330	4,485,356
Total Assets	$586,132	$4,642,664

Liabilities, Shares Subject to Redemption, and Shareholders’ Deficit
Current liabilities:
Due to related party	$88,000	$—
Accounts payable and accrued expenses	304,087	279,881
Promissory note – related party	292,068	157,838
Total current liabilities	684,155	437,719

Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	7,684,155	7,437,719

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 43,594 shares and 1,996,395 shares at redemption value of $12.096 and $11.561 per share as of December 31, 2025 and 2024, respectively	527,330	4,485,356

Shareholders’ Deficit
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 5,200,000 shares issued and outstanding as of December 31, 2025 and 2024 (excluding 43,594 shares subject to possible redemption as of December 31, 2025 and 2024, respectively)	—	—

Class B ordinary shares, no par value; 50,000,000 shares authorized; 100,000 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,625,353)	(7,280,411)
Total Shareholders’ Deficit	(7,625,353)	(7,280,411)
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Deficit	$586,132	$4,642,664

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024

General and administrative expenses	$347,251	$610,857
Loss from Operations	(347,251)	(610,857)
Other income:
Interest earned on investments held in the Trust Account	120,460	754,753
Interest earned in bank account	2,309	11,164
(Loss) income before income taxes	(224,482)	155,060
Income taxes provision	—	—
Net (loss) income	$(224,482)	$155,060

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	247,394	1,315,235
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.42	$0.48
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,300,000	5,300,000

Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.06)	$(0.09)

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	5,200,000	$—	100,000	$—	$—	$(7,280,411)	$(7,280,411)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(120,460)	(120,460)
Net loss	—	—	—	—	—	(224,482)	(224,482)
Balance – December 31, 2025	5,200,000	$—	100,000	$—	$—	$(7,625,353)	$(7,625,353)

For the Year Ended December 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	5,200,000	$—	100,000	$—	$—	$(6,680,718)	$(6,680,718)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(754,753)	(754,753)
Net Income	—	—	—	—	—	155,060	155,060
Balance – December 31, 2024	5,200,000	$—	100,000	$—	$—	$(7,280,411)	$(7,280,411)

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(224,482)	$155,060
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in the Trust Account	(120,460)	(754,753)
Change in operating assets and liabilities:
Prepaid expenses	(42,340)	18,162
Accounts payable and accrued expenses	24,206	120,365
Net cash used in operating activities	(363,076)	(461,166)

Cash Flows from Investing Activities:
Cash withdrawn from trust account to pay shareholder redemptions	4,078,486	18,165,082
Net cash provided by investing activities	4,078,486	18,165,082

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	134,230	160,000
Proceeds from due to related party	88,000	—
Payment of public shareholder redemptions	(4,078,486)	(18,165,082)
Net cash used in financing activities	(3,856,256)	(18,005,082)

Net change in cash	(140,846)	(301,166)

Cash, beginning of the period	140,981	442,147
Cash, end of the period	$135	$140,981
Supplemental Disclosure of Cash Flow Information:
Accretion of Class A ordinary shares to redemption value	$120,460	$754,753
Repayment of sponsor loan included in accounts payable	$—	$2,162

The accompanying notes are an integral part of these financial statements.

A SPAC II ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activities for the period from June 28, 2021 (inception) through December 31, 2025, are related to the Company’s formation, the initial public offering (“IPO”) and its search of a Business Combination target as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the IPO on May 5, 2022, $203,500,000 ($10.175 per Unit) from the net offering proceeds of the sale of the Units in the IPO and a portion of the sale of the Private Placement was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer& Trust as a trustee and was initially invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company,. Subsequently, on February 9, 2026, the funds in the Trust Account were moved into interest-bearing deposits and will remain so until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Initially, the Company had up to 15 months from the closing of the IPO (or up to 21 months if the Company extends the period of time to consummate a Business Combination, or as may be further extended by the Company) to complete a Business Combination. As discussed below, the Company has extended the time to complete a Business Combination to August 5, 2027 (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On August 1, 2023, at its Extraordinary General Meeting (the “2023 EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association (the “Second Charter Amendment”) to, among other things, allow the Company to extend the date by which it had to complete a business combination to August 5, 2024, or up to 27 months from its initial public offering. In connection with the shareholders’ vote at the 2023 EGM, 18,003,605 Class A ordinary shares with redemption value of $190,703,967 were tendered for redemption on August 1, 2023. The Company filed the Second Charter Amendment with the Registrar of Corporate Affairs at the British Virgin Islands on August 1, 2023.

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

Following the Share Exchange, there were 7,196,395 Class A ordinary shares (1,996,395 of which were subject to possible redemption) and 100,000 Class B ordinary shares issued and outstanding. As a result of the Share Exchange, the Sponsor held approximately 68.1% of the Company’s then outstanding Class A ordinary shares. The issuance of the 4,900,000 Class A ordinary shares was not registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

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

The Company designated Yip Tsz Yan, Tsang Wing Sze, Luk Sui Cheung Peter and Minjie Mao to fill the four vacancies left by Malcolm F. MacLean IV, Anson Chan, Bryan Biniak and Paul Cummins, which became effective as of July 28, 2025. Additionally, as described in the Information Statement, on the Effective Date, (i) Serena Shie resigned from her position as Chief Executive Officer of the Company, (ii) Claudius Tsang resigned from his position as Chief Financial Officer of the Company, and (iii) Yip Tsz Yan was appointed as Chief Executive Officer, Chief Financial Officer and Chairman of the Board.

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

On July 30, 2025, the Company held its extraordinary general meeting of the shareholders (the “2025 EGM”) at which the shareholders voted on the proposal to (i) amend and restate the Company’s amended and restated memorandum and articles of association to allow the Company to extend the date by which it has to consummate a business combination for an additional 24 months from August 5, 2025 to August 5, 2027 (the “Extension Amendment Proposal”), and (ii) allow the Company to undertake an initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau) (the “Target Amendment Proposal”).

As of July 2, 2025, the record date for the 2025 EGM, there were 5,687,978 ordinary shares outstanding and entitled to vote. At the 2025 EGM, there were 5,329,581 ordinary shares voted by proxy or in person, representing 93.7% of the total ordinary shares as of the record date, and constituting a quorum for the transaction of business. The shareholders approved the Extension Amendment Proposal and the Target Amendment Proposal, and the Company filed the Fourth Amended and Restated Memorandum and Articles of Association (the “Fourth Amended Charter”) with the Registrar of Corporate Affairs at the British Virgin Islands. Pursuant to the Fourth Amended Charter which is effective on July 30, 2025, the Company has up to 63 months from its initial public offering (i.e., until August 5, 2027) to consummate an initial business combination. In connection with the shareholders’ vote at the 2025 EGM, 344,384 Class A ordinary shares were redeemed for approximately $4,078,486.

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

Going Concern Consideration

As of December 31, 2025, the Company had cash of $135 and a working capital deficit of $645,353. As discussed in Note 5, on December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes. Subsequently, on July 14, 2025 and October 17, 2025, the Sponsor agreed to loan the Company an additional $152,000 and $500,000, respectively, each pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination, for which it will require additional financing. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until August 5, 2027 to consummate a Business Combination. If a Business Combination is not consummated within the Combination Period, the Company will trigger a winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in addressing this uncertainty are through the completion of a business combination and receiving financing under the Working Capital Loans (see Note 5), however, the Sponsor is not obligated to make any such loans. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

As a result of these circumstances and the ongoing Venezuela, Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $135 and $140,981 in cash as of December 31, 2025 and 2024, respectively. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the United States Federal Depository Insurance Corporation limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of December 31, 2025 and 2024, the Company has not experienced losses on these accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Given that the 20,000,000 Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights and warrants), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. Accordingly, as of December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value of $12.096 and $11.561 per share, respectively, as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of December 31, 2025 and 2024, the Class A ordinary shares reflected on the balance sheets are reconciled in the following table.

	Shares	Amount
Class A ordinary shares subject to possible redemption- December 31, 2023	1,996,395	21,895,685
Plus:
Remeasurement of carrying value to redemption value		754,753
Less:
Payment to redeemed shareholders	(1,608,417)	(18,165,082)
Class A ordinary shares subject to possible redemption- December 31, 2024	387,978	4,485,356
Plus:
Remeasurement of carrying value to redemption value		120,460
Less:
Payment to redeemed shareholders	(344,384)	(4,078,486)
Class A ordinary shares subject to possible redemption- December 31, 2025	43,594	$527,330

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO and Private Placement since the exercise of the warrants and conversion of the rights are contingent upon the occurrence of future events. Additionally, the calculation does not consider the effect of the conversion feature in the Promissory Note as the conversion of the note is also contingent on future events. As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended December 31,
	2025	2024
Net (loss) income	$(224,482)	$155,060
Accretion of ordinary shares to redemption value	(120,460)	(754,753)
Net loss including accretion of ordinary shares to redemption value	$(364,942)	$(599,693)

	For the Year Ended December 31,
	2025		2024
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(15,382)	$(329,560)	$(119,230)	$(480,463)
Accretion of ordinary shares subject to possible redemption to redemption value	120,460	—	754,753	—
Allocation of net income (loss)	105,078	(329,560)	635,523	(480,463)

Denominator:
Basic and diluted weighted average shares outstanding	247,394	5,300,000	1,315,235	5,300,000
Basic and diluted net income (loss) per ordinary share	$0.42	$(0.06)	$0.48	$(0.09)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of December 31, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and selling, general, and administrative expenses, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Management is currently evaluating the impact of the on its consolidated financial statements and related disclosures.

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

Following the Share Exchange, there were 7,196,395 Class A ordinary shares and 100,000 Class B ordinary shares issued and outstanding. As a result of the Share Exchange, the Sponsor held approximately 68.1% of the Company’s outstanding Class A ordinary shares. The issuance of the 4,900,000 Class A ordinary shares was not registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

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

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “2024 Note”). On July 14, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to an unsecured promissory note (the “July 2025 Note”). On October 17, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “October 2025 Note”). All three loans are non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note, the July 2025 Note and the October 2025 Note are convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of December 31, 2025 and December 31, 2024, there was an aggregate of $292,068 and an aggregate of $157,838 outstanding, respectively, under all three notes.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2025 and 2024, there were no Working Capital Loans outstanding.

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

Note 7 – Shareholders’ Deficit

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2025 and 2024, there were no shares of preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with no par value. As of December 31, 2025 and 2024, there were 5,200,000 shares of Class A ordinary shares outstanding (excluding 43,594 shares and 387,978 shares subject to possible redemption, respectively).

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

As of December 31, 2025 and 2024, there were 100,000 Class B ordinary shares issued and outstanding.

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

Warrants— As of December 31, 2025 and 2024, there were 18,965,989 warrants outstanding, 9,999,989 of which are publicly traded for both periods. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants and the Private Placement warrants are being accounted for as equity-classified instruments The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of the IPO registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Rights— As of December 31, 2025 and 2024, there were 20,000,000 rights outstanding, 19,975,971 and 19,969,687 of which were publicly traded, respectively. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional Class A ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$527,330	$527,330	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$4,485,356	$4,485,356	—	—

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
General and administrative expenses	$347,251	610,857
Interest earned on investment held in Trust Account	$120,460	$754,753

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