Form 10-Q
period 2026-03-31
ASPAC II Acquisition Corp.
filed 2026-05-11
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, 5,243,594 Class A Ordinary Shares and 100,000 Class B Ordinary Shares, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 17, 2026 and the Company’s final prospectus for its initial public offering filed with the SEC on May 3, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

A SPAC II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025

Assets
Current assets:
Cash	$100,159	$135
Prepaid expenses	36,666	58,667
Total current assets	136,825	58,802

Investments held in Trust Account	530,997	527,330
Total Assets	$667,822	$586,132

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	338,072	$304,087
Due to related party	88,000	88,000
Promissory note – related party	412,068	292,068
Total current liabilities	838,140	684,155

Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	7,838,140	7,684,155

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 43,594 shares and 43,594 shares at redemption value of $12.181 and $12.096 per share as of March 31, 2026 and December 31, 2025, respectively	530,997	527,330

Shareholders’ Deficit
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 5,200,000 shares issued and outstanding (excluding 43,594 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	—	—

Class B ordinary shares, no par value; 50,000,000 shares authorized; 100,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,701,315)	(7,625,353)
Total Shareholders’ Deficit	(7,701,315)	(7,625,353)
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Deficit	$667,822	$586,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31
	2026	2025
General and administrative expenses	$75,985	$108,778
Loss from operations	(75,985)	(108,778)
Other income:
Interest income	3,690	48,035
Income (loss) before income taxes	(72,295)	(60,743)
Income taxes provision	—	—
Net income (loss)	$(72,295)	$(60,743)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	43,594	387,978
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.07	$0.10
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,300,000	5,300,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2026

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance –December 31, 2025	5,200,000	$—	100,000	$—	$—	$(7,625,353)	$(7,625,353)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(3,667)	(3,667)
Net loss	—	—	—	—	—	(72,295)	(72,295)
Balance – March 31, 2026	5,200,000	$—	100,000	$—	$—	$(7,701,315)	$(7,701,315)

For the Three Months Ended March 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	5,200,000	$—	100,000	$—	$—	$(7,280,411)	$(7,280,411)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(46,969)	(46,969)
Net loss	—	—	—	—	—	(60,743)	(60,743)
Balance – March 31, 2025	5,200,000	$—	100,000	$—	$—	$(7,388,123)	$(7,388,123)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(72,295)	$(60,743)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in trust account	(3,667)	(46,969)
Change in operating assets and liabilities:
Prepaid expenses and other assets	22,001	555
Accounts payable and accrued expenses	33,985	(21,226)
Net cash used in operating activities	(19,976)	(128,383)

Cash Flows from Financing Activities:
Proceeds from issuance of issuance of promissory note - related party	120,000	—
Net cash used in financing activities	120,000	—

Net change in cash	100,024	(128,383)

Cash, beginning of the period	135	140,981
Cash, end of the period	$100,159	$12,598
Supplemental Disclosure of Cash Flow Information:

Accretion of carrying value to redemption value	$3,667	$46,969

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

As of March 31, 2026, the Company had not commenced any operations. All activities from June 28, 2021 (inception) through March 31, 2026, are related to the Company’s formation, the initial public offering (“IPO”) and its search of a Business Combination target as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO became effective on May 2, 2022. On May 5, 2022, the Company consummated the initial public offering of 20,000,000 units (the “Units”), which included the partial exercise of the over-allotment option of 1,500,000 Units granted to the underwriters (the “IPO”). The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with A SPAC II (Holdings) Corp., the Company’s sponsor (the “Sponsor”), of 8,966,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,966,000.

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

Upon the closing of the IPO on May 5, 2022, $203,500,000 ($10.175 per Unit) from the net offering proceeds of the sale of the Units in the IPO and a portion of the sale of the Private Placement was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer& Trust as a trustee and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company. Subsequently, on February 9, 2026, the funds in the Trust Account were moved into interest-bearing deposits and are expected to remain there until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants and Public Rights), the initial carrying value of Class A ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions in connection with our initial business combination cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

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

On August 5, 2025, upon the approval of the Audit Committee of the Company’s Board of Directors, the Company dismissed Marcum Asia CPAs LLP (“Marcum Asia”) as its independent registered public accountants. On August 5, 2025, upon the termination of Marcum Asia as auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, the Company engaged FundCertify CPA Professional Corporation as the Company’s independent registered public accounting firm to perform independent audit services for the fiscal year ending December 31, 2025, to re-audit the Company’s financial statements for the fiscal years ended December 31, 2024 and 2023, and to review the Company’s unaudited interim financial statements for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025.

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

Going Concern Consideration

As of March 31, 2026, the Company had cash of $100,159 and a working capital deficit of $701,315 . As discussed in Note 5, on December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes. Subsequently, on July 14, 2025 and October 17, 2025, the Sponsor agreed to loan the Company an additional $152,000 and $500,000, respectively, each pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes.

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

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of March 31, 2026 and December 31, 2025, investments held in Trust Account were $530,997 and $527,330, respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $100,159 and $135 in cash as of March 31, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the United States Federal Depository Insurance Corporation limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of March 31, 2026 and December 31, 2025, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Given that the 20,000,000 Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights and warrants), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value of $12.181 and $12.096 per share, respectively, as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares reflected on the balance sheets are reconciled in the following table.

	Shares	Amount
Class A ordinary shares subject to possible redemption - December 31, 2022	20,000,000	$206,356,227
Plus:
Remeasurement of carrying value to redemption value		6,243,425
Less:
Payment to redeemed shareholders	(18,003,605)	(190,703,967)
Class A ordinary shares subject to possible redemption- December 31, 2023	1,996,395	21,895,685
Plus:
Remeasurement of carrying value to redemption value		754,753
Less:
Payment to redeemed shareholders	(1,608,417)	(18,165,082)
Class A ordinary shares subject to possible redemption- December 31, 2024	387,978	4,485,356
Plus:
Remeasurement of carrying value to redemption value		120,460
Less:
Payment to redeemed shareholders	(344,384)	(4,078,486)
Class A ordinary shares subject to possible redemption- December 31, 2025	43,594	$527,330
Plus:
Remeasurement of carrying value to redemption value		3,667
Class A ordinary shares subject to possible redemption- March 31, 2026	43,594	$530,997

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO and Private Placement since the exercise of the warrants and conversion of the rights are contingent upon the occurrence of future events. Additionally, the calculation does not consider the effect of the conversion feature in the Promissory Note as the conversion of the note is also contingent on future events. As of March 31, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended March 31,
	2026	2025
Net income (loss)	$(72,295)	$(60,743)
Accretion of ordinary shares to redemption value	(3,667)	(46,969)
Net loss including accretion of ordinary shares to redemption value	$(75,962)	$(107,712)

	For the Three Months Ended March 31,
	2026		2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(620)	$(75,342)	$(7,347)	$(100,365)
Remeasurement of ordinary shares subject to possible redemption to redemption value	3,667	—	46,969	—
Allocation of net income (loss)	$3,047	$(75,342)	$39,622	$(100,365)

Denominator:
Basic and diluted weighted average shares outstanding	43,594	5,300,000	387,978	5,300,000
Basic and diluted net income (loss) per ordinary share	$0.07	$(0.01)	$0.10	$(0.02)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 as January 1, 2026; the adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and selling, general, and administrative expenses, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Management is currently evaluating the impact of adopting this guidance on its unaudited condensed financial statements and related disclosures.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 – Initial Public Offering

Pursuant to the IPO on May 5, 2022, the Company sold 20,000,000 Units, which included the partial exercise of the over-allotment option granted to the underwriters of 1,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share, one-half of one redeemable warrant (“Public Warrant”), and one right to receive one-tenth (1/10) of one Class A ordinary share at the closing of the Company’s Business Combination (“Public Right”).

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

Note 5 – Related Party Transactions

Founder Shares

On June 28, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, with no par value for an aggregate price of $25,000. On March 24, 2022, the Company cancelled 431,250 of such Founder Shares for no consideration, resulting in 5,318,750 Founder Shares remaining outstanding (of which an aggregate of up to 693,750 shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter).

The Initial Shareholders agreed to forfeit up to 693,750 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the IPO. As a result of the underwriter’s partial exercise of the over-allotment option on May 5, 2022, 318,750 Class B ordinary share were forfeited for no consideration on May 6, 2022.

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

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “2024 Note”). On July 14, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to an unsecured promissory note (the “July 2025 Note”). On October 17, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “October 2025 Note”). All three loans are non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note, the July 2025 Note and the October 2025 Note are convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of March 31, 2026 and December 31, 2025, there were an aggregate of $412,068 and an aggregate of $292,068 outstanding, respectively, under all three notes.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

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

Underwriting Agreement

The Company granted Maxim, the representative of the underwriters a 45-day option from the date of the prospectus for the Company’s initial public offering to purchase up to 2,775,000 additional Units to cover over-allotments, if any, at IPO price less the underwriting discounts and commissions. On May 5, 2022, simultaneously with the closing of the IPO, the underwriter partially exercised its over-allotment option to purchase 1,500,000 Units, generating gross proceeds to the Company of $15,000,000. The remaining amount of the over-allotment option expired unexercised.

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

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the IPO registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the IPO registration statement, except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

The representative’s ordinary shares were measured at fair value upon the issue date at $2,202,589 or $7.34 per share.

Note 7 – Shareholders’ Deficit

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2026 and December 31, 2025, there were no shares of preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with no par value. As of March 31, 2026 and December 31, 2025, there were 5,200,000 shares of Class A ordinary shares outstanding (excluding 43,594 shares subject to possible redemption).

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

As of March 31, 2026 and December 31, 2025, there were 100,000 Class B ordinary shares issued and outstanding.

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

Warrants— As of March 31, 2026 and December 31, 2025, there were 18,965,989 warrants outstanding, 9,999,989 of which were publicly traded. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants and the Private Placement warrants are being accounted for as equity-classified instruments The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of the IPO registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Pubic Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The exercise price and number of Class A ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share splits, share capitalization, share dividends, reorganizations, recapitalizations and the like. However, the Warrants will not be adjusted for issuances of Class A ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the Warrants may expire worthless.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Rights— As of March 31, 2026 and December 31, 2025, there were 20,000,000 rights outstanding, 20,000,000 of which were publicly traded. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional Class A ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$530,997	$530,997	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust account	$527,330	$527,330	—	—

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$75,985	$108,778
Interest earned on investments held in Trust Account	$3,667	$46,969

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

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “2024 Note”). On July 14, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to an unsecured promissory note (the “July 2025 Note”). On October 17, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “October 2025 Note”). All three loans are non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note, the July 2025 Note and the October 2025 Note are convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of March 31, 2026 and December 31, 2025, there were an aggregate of $412,068 and an aggregate of $292,068 outstanding under all three notes, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception June 28, 2021 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for, and consummate, the IPO. Following our IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination, at the earliest.

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

For the three months ended March 31, 2026, we had a net loss of $72,295 , which consisted of general and administrative expenses of $75,985, offset by interest income of $3,690. For the three months ended March 31, 2025, we had a net loss $60,743, which consisted of general and administrative expenses of $108,778, offset by interest income of $48,035.

Liquidity and Capital Resources

As previously disclosed on a Current Report on Form 8-K filed on May 6, 2022, the Company consummated the IPO of 20,000,000 units (the “Units”) which included the partial exercise of the over-allotment option granted to the underwriters. Each Unit consists of one ordinary share (“Ordinary Share”), one-half of one redeemable warrant (“Warrant”) entitling its holder to purchase one Ordinary Share at a price of $11.50 per full share and one right (“Right”) to receive one-tenth of one Class A ordinary share upon the consummation of an initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

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

For the three months ended March 31, 2026, cash used in operating activities was $19,976. Net loss of $72,295 was affected by interest earned on investment held in the Trust Account of $3,667. Changes in operating assets and liabilities provided $55,986 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $128,383. Net loss of $60,743 was affected by interest earned on investment held in the Trust Account of $46,969. Changes in operating assets and liabilities used $20,671 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $530,997 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2026, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products or services. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2026, we had cash of $100,159 outside the Trust Account. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

As of March 31, 2026, the Company had cash of $100,159 and working capital deficit of $701,315. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination, for which it will require additional financing. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until August 5, 2027 to consummate a Business Combination. If a Business Combination is not consummated within this time period (the “Combination Period”), the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in addressing this uncertainty are through the completion of a business combination and receiving financing under the Working Capital Loans (see Note 5). There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. The unaudited financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

As of March 31, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below:

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

Promissory Notes

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to pay for various expenses of the Company and for working capital purposes pursuant to the 2024 Note. On July 14, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to the July 2025 Note. On October 17, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes pursuant to the October 2025 Note. All three loans are non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note, the July 2025 Note and the October 2025 Note are convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of March 31, 2026 and December 31, 2025, there were an aggregate of $412,068 and an aggregate of $292,068 outstanding under all three notes, respectively.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 as January 1, 2026; the adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The registration statement (the “Registration Statement”) for our IPO was declared effective on May 2, 2022. As previously disclosed on a Current Report on Form 8-K dated May 6, 2022, on May 5, 2022, the Company consummated the IPO of 20,000,000 Units which included the partial exercise of the over-allotment option granted to the underwriters. Each Unit consists of one Ordinary Share, one-half of one redeemable Warrant entitling its holder to purchase one Ordinary Share at a price of $11.50 per full share and one Right to receive one-tenth of one Ordinary Share upon the consummation of an initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

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

Dated: May 11, 2026	A SPAC II ACQUISITION CORP.

	By:	/s/ Yip Tsz Yan
	Name:	Yip Tsz Yan
	Title:	Chief Executive Officer, Chief Financial Officer and Chairperson
(Principal Executive Officer and Principal Financial and Accounting Officer)