Form 10-Q
period 2026-09-30
ASPAC II Acquisition Corp.
filed 2026-10-30
CIK 1876716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, 5,243,594 Class A Ordinary Shares and 100,000 Class B Ordinary Shares, were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. The safe harbor for forward-looking statements provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), does not apply to forward-looking statements made by the Company. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 17, 2026 and the Company’s final prospectus for its initial public offering filed with the SEC on May 3, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

A SPAC II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025

Assets
Current assets:
Cash	$18,051	$135
Prepaid expenses	80,667	58,667
Total current assets	98,718	58,802

Investments held in Trust Account	538,744	527,330
Total Assets	$637,462	$586,132

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$375,790	$304,087
Due to related party	88,000	88,000
Promissory note – related party	460,049	292,068
Total current liabilities	923,839	684,155

Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	7,923,839	7,684,155

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 43,594 shares and 43,594 shares at redemption value of $12.358 and $12.096 per share as of September 30, 2026 and December 31, 2025, respectively	538,744	527,330

Shareholders’ Deficit
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 5,200,000 shares issued and outstanding (excluding 43,594 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—

Class B ordinary shares, no par value; 50,000,000 shares authorized; 100,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,825,121)	(7,625,353)
Total Shareholders’ Deficit	(7,825,121)	(7,625,353)
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Deficit	$637,462	$586,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

General and administrative expenses	$42,746	$78,428	$200,770	$251,961
Loss from operations	(42,746)	(78,428)	(200,770)	(251,961)
Other income:
Interest income	5,396	21,848	12,416	117,303
Loss before income taxes	(37,350)	(56,580)	(188,354)	(134,658)
Income taxes provision	—	—	—	—
Net loss	$(37,350)	$(56,580)	$(188,354)	$(134,658)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	43,594	174,610	43,594	316,074
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.10	$0.11	$0.22	$0.32
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	5,300,000	5,300,000	5,300,000	5,300,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.01)	$(0.01)	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2026

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance –December 31, 2025	5,200,000	$—	100,000	$—	$—	$(7,625,353)	$(7,625,353)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(3,667)	(3,667)
Net loss	—	—	—	—	—	(72,295)	(72,295)
Balance – March 31, 2026	5,200,000	$—	100,000	$—	$—	$(7,701,315)	$(7,701,315)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(2,883)	(2,883)
Net loss	—	—	—	—	—	(78,709)	(78,709)
Balance – June 30, 2026	5,200,000	$—	100,000	$—	$—	$(7,782,907)	$(7,782,907)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(4,864)	(4,864)
Net loss	—	—	—	—	—	(37,350)	(37,350)
Balance – September 30, 2026	5,200,000	$—	100,000	$—	$—	$(7,825,121)	$(7,825,121)

For the Three and Nine Months Ended September 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance –December 31, 2024	5,200,000	$—	100,000	$—	$—	$(7,280,411)	$(7,280,411)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(46,969)	(46,969)
Net loss	—	—	—	—	—	(60,743)	(60,743)
Balance – March 31, 2025	5,200,000	$—	100,000	$—	$—	$(7,388,123)	$(7,388,123)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(47,252)	(47,252)
Net loss	—	—	—	—	—	(17,335)	(17,335)
Balance – June 30, 2025	5,200,000	$—	100,000	$—	$—	$(7,452,710)	$(7,452,710)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(21,200)	(21,200)
Net loss	—	—	—	—	—	(56,580)	(56,580)
Balance – September 30, 2025	5,200,000	$—	100,000	$—	$—	$(7,530,490)	(7,530,490)

The accompanying notes are an integral part of these unaudited condensed financial statements.

A SPAC II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net loss	$(188,354)	$(134,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in trust account	(11,414)	(115,421)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(22,000)	(64,907)
Accounts payable and accrued expenses	71,703	1,422
Net cash used in operating activities	(150,065)	(313,564)

Cash flows from investing activities:
Cash withdrawn from trust account to pay shareholder redemptions	—	4,078,485
Net cash provided by investing activities	—	4,078,485

Cash flows from financing activities:
Proceeds from issuance of promissory note - related party	167,981	135,216
Proceeds from due to related party	—	88,000
Payment of public shareholder redemptions	—	(4,078,485)
Net cash provided by (used in) financing activities	167,981	(3,855,269)

Net change in cash	17,916	(90,348)

Cash, beginning of the period	135	140,981
Cash, end of the period	$18,051	$50,633
Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value	$11,414	$115,421

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

As of September 30, 2026, the Company had not commenced any operations. All activities from June 28, 2021 (inception) through September 30, 2026, are related to the Company’s formation, the IPO (as defined below) and its search for a Business Combination target as described below. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the interest-bearing deposits held in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the IPO on May 5, 2022, $203,500,000 ($10.175 per Unit) from the net offering proceeds of the sale of the Units in the IPO and a portion of the sale of the Private Placement was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as trustee and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company. Subsequently, on February 9, 2026, the funds in the Trust Account were moved into interest-bearing deposits and are expected to remain there until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (as amended from time to time, the “Charter”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants and Public Rights (each as defined in Note 3)), the initial carrying value of Class A ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

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

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Charter that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

On July 23, 2024, at its Extraordinary General Meeting (the “2024 EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “Third Charter Amendment”) to allow the Company to extend the date by which it had to complete a business combination to August 5, 2025, or up to 39 months from its initial public offering. In connection with the shareholders’ vote at the 2024 EGM, 1,608,417 Class A ordinary shares with a redemption value of $18,165,082.19 were tendered for redemption. Following the shareholder approval, the Company filed the Third Charter Amendment with the British Virgin Islands Registrar of Corporate Affairs. Pursuant to the Third Charter Amendment, which was effective on July 23, 2024, the Company had up to 39 months from its initial public offering (i.e., until August 5, 2025) to consummate an initial business combination.

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

On July 28, 2025, each of Yip Tsz Yan, Tsang Wing Sze, Luk Sui Cheung Peter, Minjie Mao and Serena Shie entered into an indemnity agreement with the Company, on substantially the same terms as those contained in the form filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-263890) which was filed with the SEC on March 28, 2022, as amended.

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

Going Concern Consideration

As of September 30, 2026, the Company had cash of $18,051 and a working capital deficit of $825,121. As discussed in Note 5, on December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes. Subsequently, on July 14, 2025 and October 17, 2025, the Sponsor agreed to loan the Company an additional $152,000 and $500,000, respectively, each pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination, for which it will require additional financing. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until August 5, 2027 to consummate a Business Combination. If a Business Combination is not consummated within the Combination Period, the Company will trigger a winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that the mandatory liquidation date of August 5, 2027 is within one year after the date the financial statements are issued, and that the mandatory liquidation date, should a business combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in addressing this uncertainty are through the completion of a business combination and receiving financing under the remaining capacity under the Sponsor notes and the Working Capital Loans (see Note 5), however, the Sponsor is not obligated to make any such loans. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. They do not include all the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026. The December 31, 2025 balance sheet has been derived from those audited financial statements. Accordingly, they include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

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

Investments Held in Trust Account

As of December 31, 2025, the Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government treasury obligations. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

On February 9, 2026, the Company transferred the funds held in the Trust Account to interest-bearing bank deposits. As of September 30, 2026, the Trust Account consisted of interest-bearing bank deposits, which are generally carried at the amount deposited plus accrued interest, in accordance with the contractual terms of the deposits. Interest earned on the Trust Account is recognized in the accompanying unaudited condensed statements of operations.

As of September 30, 2026 and December 31, 2025, investments held in Trust Account were $538,744 and $527,330, respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $18,051 and $135 in cash as of September 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents held with financial institutions and investments in money market funds. Such balances may exceed the limits of applicable deposit insurance or investor protection programs. Investments in money market funds are subject to investment risks, including the potential loss of principal, and are not insured by the Federal Deposit Insurance Corporation (FDIC). To the extent applicable, assets held through a broker-dealer that is a member of the Securities Investor Protection Corporation (SIPC) may be eligible for SIPC protection, subject to applicable limits and conditions. SIPC protection does not protect against losses resulting from changes in the market value of investments. The Company has not experienced losses on these accounts. Management monitors its exposure to credit and counterparty risk and believes that such exposure is not significant.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Given that the 20,000,000 Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights and warrants), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value of $12.358 and $12.096 per share, respectively, as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of September 30, 2026 and December 31, 2025, Class A ordinary shares reflected on the balance sheets are reconciled in the following table.

	Shares	Amount
Class A ordinary shares subject to possible redemption - December 31, 2022	20,000,000	$206,356,227
Plus:
Remeasurement of carrying value to redemption value		6,243,425
Less:
Payment to redeemed shareholders	(18,003,605)	(190,703,967)
Class A ordinary shares subject to possible redemption- December 31, 2023	1,996,395	21,895,685
Plus:
Remeasurement of carrying value to redemption value		754,753
Less:
Payment to redeemed shareholders	(1,608,417)	(18,165,082)
Class A ordinary shares subject to possible redemption- December 31, 2024	387,978	4,485,356
Plus:
Remeasurement of carrying value to redemption value		120,460
Less:
Payment to redeemed shareholders	(344,384)	(4,078,486)
Class A ordinary shares subject to possible redemption- December 31, 2025	43,594	$527,330
Plus:
Remeasurement of carrying value to redemption value	-	3,667
Class A ordinary shares subject to possible redemption- March 31, 2026	43,594	$530,997
Plus:
Remeasurement of carrying value to redemption value	-	2,883
Class A ordinary shares subject to possible redemption- June 30, 2026	43,594	$533,880
Plus:
Remeasurement of carrying value to redemption value	-	4,864
Class A ordinary shares subject to possible redemption- September 30, 2026	43,594	538,744

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Share Rights

The Company accounts for the Public Rights issued in connection with the IPO in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO and Private Placement since the exercise of the warrants and conversion of the rights are contingent upon the occurrence of future events. Additionally, the calculation does not consider the effect of the conversion feature in the promissory notes issued to the Sponsor as the conversion of the notes is also contingent on future events. As of September 30, 2026 and 2025, such warrants, rights and conversion features were excluded from the calculation of diluted net income (loss) per ordinary share because their exercise or conversion is contingent upon future events. As a result, diluted net loss per share is the same as basic net loss per share for the periods presented.

The net loss per share presented in the statements of operations is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(37,350)	$(56,580)	$(188,354)	$(134,658)
Remeasurement of ordinary shares to redemption value	(4,864)	(21,200)	(11,414)	(115,421)
Net loss including remeasurement of ordinary shares to redemption value	$(42,214)	$(77,780)	$(199,768)	$(250,079)

	For the Three Months Ended September 30
	2026		2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(344)	$(41,870)	$(2,481)	$(75,299)
Remeasurement of ordinary shares subject to possible redemption to redemption value	4,864	-	21,200	—
Allocation of net income (loss)	4,520	(41,870)	18,719	(75,299)

Denominator:
Basic and diluted weighted average shares outstanding	43,594	5,300,000	174,610	5,300,000
Basic and diluted net income (loss) per ordinary share	$0.10	$(0.01)	$0.11	$(0.01)

	For the Nine Months Ended September 30
	2026		2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(1,630)	$(198,137)	$(14,074)	$(236,005)
Remeasurement of ordinary shares subject to possible redemption to redemption value	11,414	-	115,421	—
Allocation of net income (loss)	9,784	(198,137)	101,347	(236,005)

Denominator:
Basic and diluted weighted average shares outstanding	43,594	5,300,000	316,074	5,300,000
Basic and diluted net income (loss) per ordinary share	$0.22	$(0.04)	$0.32	$(0.04)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company may be subject to examination by relevant taxing authorities in jurisdictions where it is considered to have tax obligations. Management is not aware of any tax examinations currently in progress or any unresolved tax matters that would require recognition of a material liability. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company will provide the required disclosures in its Annual Report for the year ending December 31, 2026; adoption is not expected to have a material impact.

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

The Initial Shareholders agreed to forfeit up to 693,750 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the IPO. As a result of the underwriters’ partial exercise of the over-allotment option on May 5, 2022, 318,750 Class B ordinary shares were forfeited for no consideration on May 6, 2022.

As described in Note 1, on December 7, 2023, the Sponsor has transferred and delivered to the Company 4,900,000 Class B ordinary shares of the Company in exchange for 4,900,000 Class A ordinary shares of the Company (the “Share Exchange”). The 4,900,000 Class A Shares issued in connection with the Share Exchange are subject to the same restricted as applied to the Class B Shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

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

Due to Related Party

The Sponsor paid certain operating costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of September 30, 2026 and December 31, 2025, the amount due to the related party was $88,000 and $88,000, respectively.

Promissory Note - Related Party

On July 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the IPO pursuant to a promissory note. This loan is non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. The amount was subsequently repaid on May 10, 2022.

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “2024 Note”). On July 14, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to an unsecured promissory note (the “July 2025 Note”). On October 17, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “October 2025 Note”). All three loans are non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note, the July 2025 Note and the October 2025 Note are convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of September 30, 2026 and December 31, 2025, there were an aggregate of $460,049 and an aggregate of $292,068 outstanding, respectively, under all three notes.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

Note 6 – Commitments & Contingencies

Registration & Shareholder Rights

The holders of the Founder Shares, the Private Placement Warrants, and any warrants that may be issued upon conversion of Working Capital Loans (and all underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on or prior to the effective date of the IPO requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and securities issued in payment of Working Capital Loans can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggy-back” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 – Shareholders’ Deficit

Ordinary shares

Preference shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with no par value. As of September 30, 2026 and December 31, 2025, there were 5,243,594 shares of Class A ordinary shares outstanding (including 43,594 shares subject to possible redemption).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with no par value. Holders of Class B ordinary shares are entitled to one vote for each share. On March 24, 2022, the Company canceled 431,250 Founder Shares for no consideration, resulting in 5,318,750 Founder Shares remaining outstanding (of which an aggregate of up to 693,750 shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters). As a result of the underwriters’ partial exercise of the over-allotment option on May 5, 2022, 318,750 Class B ordinary shares were forfeited for no consideration on May 6, 2022.

On December 7, 2023, 4,900,000 Class B ordinary shares were exchanged for 4,900,000 Class A ordinary shares of the Company pursuant to the Share Exchange. The 4,900,000 Class A ordinary shares issued in connection with the Share Exchange are subject to the same restrictions as applied to the Class B ordinary shares before the Share Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

As of September 30, 2026 and December 31, 2025, there were 100,000 Class B ordinary shares issued and outstanding.

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

Warrants— As of September 30, 2026 and December 31, 2025, there were 18,965,989 warrants outstanding, 9,999,989 of which were publicly traded. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants and the Private Placement Warrants are being accounted for as equity-classified instruments. The Public Warrants will become exercisable on the later of the completion of a Business Combination and twelve months from the effective date of the IPO registration statement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Public Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per ordinary share equals or exceeds $16.50.

Once the Warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and

●	if, and only if, the last reported sale price (the “closing price”) of the Company’s ordinary shares equals or exceeds $16.50 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the prospectus for the Company’s initial public offering) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

The exercise price and number of Class A ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of share splits, share capitalizations, share dividends, reorganizations, recapitalizations and the like. However, the Warrants will not be adjusted for issuances of Class A ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the Warrants may expire worthless.

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

Rights— As of September 30, 2026 and December 31, 2025, there were 20,000,000 rights outstanding, 20,000,000 of which were publicly traded. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Charter with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional Class A ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the BVI Business Companies Act, 2004 (as amended). As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire and become worthless.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$42,746	$78,428	$200,770	$251,961
Interest earned on investments held in Trust Account	$4,864	$21,200	$11,414	$115,421
Interest earned on bank account	$532	$648	$1,002	$1,882

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

Note 10 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. The safe harbor for forward-looking statements provided by Section 27A of the Securities Act and Section 21E of the Exchange Act does not apply to forward-looking statements made by the Company. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “2024 Note”). On July 14, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to an unsecured promissory note (the “July 2025 Note”). On October 17, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note (the “October 2025 Note”). All three loans are non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note, the July 2025 Note and the October 2025 Note are convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of September 30, 2026 and December 31, 2025, there were an aggregate of $460,049 and an aggregate of $292,068 outstanding under all three notes, respectively.

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

On July 28, 2025, each of Yip Tsz Yan, Tsang Wing Sze, Luk Sui Cheung Peter, Minjie Mao and Serena Shie entered into an indemnity agreement with the Company, on substantially the same terms as those contained in the form filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-263890) which was filed with the SEC on March 28, 2022, as amended.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from June 28, 2021 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for, and consummate, the IPO. Following our IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination, at the earliest.

We expect to continue to generate non-operating income in the form of interest income on the interest-bearing deposits held in the Trust Account. We expect that we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2026, we had a net loss of $37,350, which consisted of general and administrative expenses of $42,746, partially offset by interest income of $5,396. For the three months ended September 30, 2025, we had a net loss of $56,580, which consisted of general and administrative expenses of $78,428, partially offset by interest income of $21,848.

For the nine months ended September 30, 2026, we had a net loss of $188,354, which consisted of general and administrative expenses of $200,770, partially offset by interest income of $12,416. For the nine months ended September 30, 2025, we had a net loss of $134,658, which consisted of general and administrative expenses of $251,961, partially offset by interest income of $117,303.

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

For the nine months ended September 30, 2026, cash used in operating activities was $150,065. Net loss of $188,354 was affected by interest earned on investment held in the Trust Account of $11,414. Changes in operating assets and liabilities provided $49,7023 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $313,564. Net loss of $134,658 was affected by interest earned on investment held in the Trust Account of $115,421. Changes in operating assets and liabilities used $63,485 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $538,744 consisting of interest-bearing deposits. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2026, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products or services. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2026, we had cash of $18,051 outside the Trust Account. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes. On July 14, 2025 and October 17, 2025, the Sponsor agreed to loan the Company an additional $152,000 and $500,000, respectively, each pursuant to a promissory note to pay for various expenses of the Company and for working capital purposes.

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

As of September 30, 2026, the Company had cash of $18,051 and working capital deficit of $825,121. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination, for which it will require additional financing. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until August 5, 2027 to consummate a Business Combination. If a Business Combination is not consummated within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Charter. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in addressing this uncertainty are through the completion of a business combination and receiving financing under the Working Capital Loans (see Note 5); however, the Sponsor is not obligated to make any such loans. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

As of September 30, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below:

Registration & Shareholder Rights

The holders of the Founder Shares, the Private Placement Warrants, and any warrants that may be issued upon conversion of Working Capital Loans (and all underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on or prior to the effective date of the IPO requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and securities issued in payment of Working Capital Loans can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggy-back” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Promissory Notes

On December 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $160,000 to pay for various expenses of the Company and for working capital purposes pursuant to the 2024 Note. On July 14, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $152,000 to pay for various expenses of the Company and for working capital purposes pursuant to the July 2025 Note. On October 17, 2025, the Sponsor agreed to loan the Company an additional aggregate of up to $500,000 to pay for various expenses of the Company and for working capital purposes pursuant to the October 2025 Note. All three loans are non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. The 2024 Note, the July 2025 Note and the October 2025 Note are convertible into warrants having the same terms and conditions as the Public Warrants, at the price of $1.00 per warrant, at the option of the Sponsor. As of September 30, 2026 and December 31, 2025, there were an aggregate of $460,049 and an aggregate of $292,068 outstanding under all three notes, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and selling, general, and administrative expenses, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Management is currently evaluating the impact of the adoption of this guidance on its unaudited condensed financial statements and related disclosures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

As of May 5, 2022, a total of $203,500,000 ($10.175 per Unit) of the net proceeds from the IPO and the Private Placement were deposited in a Trust Account established for the benefit of the Company’s public shareholders located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us. Subsequently, on February 9, 2026, the funds in the Trust Account were moved into interest-bearing deposits and are expected to remain there until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, Chief Financial Officer and Chairperson (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, Chief Financial Officer and Chairperson (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Furnished herewith. These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: October 30, 2026	A SPAC II ACQUISITION CORP.

	By:	/s/ Yip Tsz Yan
	Name:	Yip Tsz Yan
	Title:	Chief Executive Officer, Chief Financial Officer and Chairperson
(Principal Executive Officer and Principal Financial and Accounting Officer)